Form 10QSB
period 2006-05-31
PTM Publications INC
filed 2006-07-24
CIK 1355420

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C. 20549
                         FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended May 31, 2006.

[ ] Transition report under Section 13 or 15(d) of the Exchange Act For the transition period from ---- to -----

               Commission File Number 333-133575

                PTM PUBLICATIONS INCORPORATED
   --------------------------------------------------
  (Exact name of registrant as specified in its charter)

       Nevada                            20-3936186
--------------------------            -----------------
(State or other jurisdiction          (I.R.S. Employer
of incorporation or organization      Identification No.)


  E-2-14 Block E, Plaza Damas
 Jalan Hartamas 1, Sri Hartamas
  Kuala Lumpur, Malaysia                       50480
----------------------------------------      -------
(Address of principal executive offices)     (Zip Code)

Registrant's telephone number, including area code: 603-6201-1125

                               None
------------------------------------------------------------------
Former Name, Address and Fiscal Year, if Changed Since Last Report

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days. Yes X   No

Indicate  by check mark  whether  the  registrant  is a shell  company
(asdefined in Rule 12b-2 of the Exchange Act).   Yes X    No

Large accelerated filer    Accelerated Filer   Non-Accelerated Filer X

At May 31, 2006, there were 1,000,000 shares of our common stock issued and outstanding.

Traditional Small Business Disclosure Format: Yes     No X

                      TABLE OF CONTENTS
                      -----------------

PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements......................................... 2

Item 2.  Management's Discussion and Analysis or Plan of Operation ... 10

Item 3.  Controls and Procedures...................................... 12

                    PART II: OTHER INFORMATION

Item 6.  Exhibits..................................................... 12

Signatures............................................................ 13

                    PART 1. FINANCIAL INFORMATION
                    -----------------------------

Item 1. Financial Statements
----------------------------
The financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. However, in the opinion of management, all adjustments
(which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the period presented have been made. The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Form SB-2, which can be found on the SEC website (www.sec.gov) under SEC File Number 333-133575.

                       PTM PUBLICATIONS INCORPORATED
                       (A Development Stage Company)
                        Consolidated Balance Sheets

                                           (Unaudited)   (Audited)
                                              As of        As of
                                              May 31    Feburary 28
                                               2006         2006
                                           -----------   ---------
Current Assets
--------------
Cash                                       $    3,243    $   5,026
                                           ----------    ---------
Total Current Assets                            3,243    $   5,026
                                           ----------    ---------
   TOTAL ASSETS                            $    3,243    $   5,026
                                           ==========    =========
LIABILITIES & STOCKHOLDERS' EQUITY
----------------------------------
Current Liabilities
-------------------
Accounts Payable                           $       -     $     875
Loan payable - (related party)                   100           100
                                           ----------    ---------
   Total Current Liabilities                     100           975
                                           ----------    ---------
   Total Liabilities                             100           975

Stockholders' Equity
--------------------
Common stock, ($0.001 par value,
50,000,000 shares authorized;
1,000,000 shares issued and outstanding
as of May 31, 2006 and December 31, 2005       1,000         1,000
Additional paid-in capital                     4,000         4,000
Deficit accumulated during development stage  (1,857)         (949)
                                           ----------    ---------
   Total Stockholders' Equity                  3,143         4,051

   TOTAL LIABILITIES &
   STOCKHOLDERS' EQUITY                     $  3,243      $  5,026
                                           ==========    =========

         See Notes to the Consolidated Financial Statements

                         PTM PUBLICATIONS INCORPORATED
                         (A Development Stage Company)
                    Consolidated Statements of Operations

                                                   December 13, 2005
                                    Three Months      (inception)
                                       Ended            through
                                    May 31, 2006      May 31, 2006
                                    -------------------------------
Revenues
--------
Revenues                             $       -         $      -
                                    --------------------------------
Total Revenues                               -                -
                                    --------------------------------
Operating Costs
---------------
Legal Fees                               1,000            1,000
Administrative expenses                      8              991
                                    --------------------------------
Total Operating Costs                   (1,008)          (1,991)

Other Income & (Expenses)
-------------------------
Gain (loss) on currency exchange           100              134
                                   ---------------------------------
Total Other Income & (Expenses)            100              134
                                   ---------------------------------
Net Income (Loss)                   $     (908)       $  (1,857)
                                   =================================
Basic earnings per share            $    (0.00)     $     (0.00)
                                   =================================
Weighted average number of
common shares outstanding            1,000,000        1,000,000
                                   =================================



            See Notes to Consolidated Financial Statements

                      PTM PUBLICATIONS INCORPORATED
                      (A Development Stage Company)
                  Consolidated Statements of Cash Flows

                                                    December 13, 2005
                                    Three Months      (inception)
                                       Ended            through
                                    May 31, 2006      May 31, 2006

                                    -------------------------------
Cash Flows From Operating
Activities
-------------------------
Net income (loss)                   $     (908)     $  (1,857)
Adjustments to reconcile net loss
to net cash provided by (used in)
operating activities:

Changes in operating assets
and liabilities:
  Accounts payable                        (875)             -
  Loan payable - (related party)             -            100
                                    ------------------------------
Net cash provided by (used in)
operating activities                    (1,783)        (1,757)

Cash Flows From Investing
Activities
-------------------------
Net cash provided by (used in)
investing activities                         -              -

Cash Flows From Financing
Activities
-------------------------
Issuance of common stock                     -          1,000
Additional paid-in capital                   -          4,000
                                    -----------------------------
Net cash provided by (used in)
financing activities                         -          5,000
                                    -----------------------------

Net increase (decrease) in cash         (1,783)         3,243

Cash at beginning of period              5,026              -
                                    -----------------------------
Cash at end of period               $    3,243      $   3,243
                                    =============================
Supplementary Disclosure Of Cash
Flow Information
--------------------------------
Cash paid during year for:

  Interest                          $        -      $      -
                                    =============================
  Income taxes                               -             -
                                    =============================


            See Notes to Consolidated Financial Statements

                     PTM PUBLICATIONS, INCORPORATED
                     (A Development Stage Company)
             Notes to the Consolidated Financial Statements
                             May 31, 2006

NOTE 1.   ORGANIZATION AND DESCRIPTION OF BUSINESS

PTM Publications Incorporated (the Company) was incorporated under the laws of the State of Nevada on December 13, 2005. The Company is in the development stage. Its activities to date have been limited to capital formation, organization and development of its business plan. The Company has not commenced operations.

The Company operates through its lone subsidiary:

PTM Publications Sdn Bhd, a Malaysian Corporation.

PTM Publications, Incorporated (the parent company) is now a holding company.


NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.   Basis of Accounting

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a February 28, year-end.

b.   Basic Earnings per Share

In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share", which specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock. SFAS No. 128 supersedes the provisions of APB No. 15, and requires the presentation of basic earnings (loss) per share and diluted earnings
(loss) per share. The Company has adopted the provisions of SFAS No. 128 effective November 30, 2005 (inception).

Basic net loss per share amounts is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted earnings per share are the same as basic earnings per share due to the lack of dilutive items in the Company.

c.   Basis of Consolidation

The consolidated financial statements of PTM Publications, Incorporated include those accounts of PTM Publications Sdn Bhd, a Malaysian
Corporation. PTM Publications, Incorporated owns title to all of the assets and liabilities of the consolidated financial statement. All significant intercompany transactions have been eliminated.

d.   Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

                     PTM PUBLICATIONS, INCORPORATED
                     (A Development Stage Company)
             Notes to the Consolidated Financial Statements
                             May 31, 2006


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

e.  Use of Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In accordance with FASB 16 all adjustments are normal and recurring.

f.   Income Taxes

Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

NEW ACCOUNTING PRONOUNCEMENTS:

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151, Inventory Costs - an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that
"..... under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charge....." This
Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this Statement will have any immediate material impact on the Company.

                     PTM PUBLICATIONS, INCORPORATED
                     (A Development Stage Company)
             Notes to the Consolidated Financial Statements
                             May 31, 2006

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

NEW ACCOUNTING PRONOUNCEMENTS:

In December 2004, the FASB issued SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67" (SFAS 152) The amendments made by Statement 152 This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005, with earlier application encouraged. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

On December 16, 2004, the Financial Accounting Standards Board ("FASB") published Statement of Financial Accounting Standards No. 123 (Revised 2004), Shared-Based Payment ("SFAS 123R"). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective as of the first interim period that begins after June 15, 2005. Accordingly, the Company will implement the revised standard in the third quarter of fiscal year 2005. Currently, the Company accounts for its share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

On December 16, 2004, FASB issued Statement of Financial Accounting Standards No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary transactions ("SFAS 153"). This statement amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception of exchanges of nonmonetary assets that do not have commercial substance. Under SFAS 153, if a nonmonetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 is effective for nonmonetary transactions in fiscal periods that begin after June 15, 2005. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

                     PTM PUBLICATIONS, INCORPORATED
                     (A Development Stage Company)
             Notes to the Consolidated Financial Statements
                             May 31, 2006

NOTE 3.   GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had no operations during the period February 28, 2006 to May 31, 2006 and generated a net loss of $1857. This condition raises substantial doubt about the Company's ability to continue as a going concern. Because the Company is currently in the development stage and has minimal expenses, management believes that the company's current cash of $3,243 is sufficient to cover the expenses they will incur during the next ten months in a limited operations scenario or until they raise additional funding.

Management plans to raise additional funds through debt or equity offerings. There is no guarantee that the Company will be able to raise any capital through this or any other offerings.

NOTE 4.   WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common.

NOTE 5.   RELATED PARTY TRANSACTIONS

As of May 31, 2006, there is a total of $100 that has been forwarded by an officer of the Company; no specific repayment terms have been established.

NOTE 6.  NET OPERATING LOSSES

As of May 31, 2006, the Company has a net operating loss carryforwards of approximately $1857. Net operating loss carryforward expires twenty years from the date the loss was incurred.

NOTE 7.  STOCK TRANSACTIONS

Transactions, other than employees' stock issuance, are in accordance with paragraph 8 of SFAS 123. Thus issuances shall be accounted for based on the fair value of the consideration received. Transactions with employees' stock issuance are in accordance with paragraphs (16-44) of SFAS 123. These issuances shall be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, or whichever is more readily determinable.

On December 14, 2005, the company issued a total of 1,000,000 shares of $0.001 par value common stock as founder's shares to Jasmin Bin Omar Jayaseelan, Jefferi Bin Omar Jayaseelan and Cheryl Lim Phaik Suan, all of whom are officers and directors of our company. Mr. Jasmin Jayaseelan and Mr. Jefferi Jayaseelan received 400,000 shares each, and Ms. Lim received 200,000 shares. The shares were issued in exchange for cash in the aggregate amount of $5,000.

As of May 31, 2006 the Company had 1,000,000 shares of common stock issued and outstanding.

NOTE 8.  STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of May 31, 2006:

Common stock, $ 0.001 par value: 50,000,000 shares authorized; 1,000,000 shares issued and outstanding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.
-----------------------------------------------------------------
The following discussion should be read in conjunction with the information contained in the audited financial statements and notes thereto set forth in our Form SB-2 Registration Statement, which can be found in its entirety on the SEC website at www.sec.gov.

Note Regarding Forward-Looking Statements
-----------------------------------------
The statements contained in this Form 10-QSB that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These include statements about our expectations, beliefs, intentions or strategies for the future, which are indicated by words or phrases such as anticipate, expect, intend, plan, will, the Company believes, management believes and similar words or phrases. The forward-looking statements are based on our current expectations and are subject to certain risks, uncertainties and assumptions. Our actual results could differ materially from results anticipated in these forward-looking statements. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements.

Results of Operations
---------------------
We are a start-up company and have not yet generated or realized any revenues from our business operations. We are still in the development stage and expect to operate at a loss for most or all of the first year of our operations, as we develop and test our magazine and begin our initial marketing and advertising campaigns.

We filed an initial registration statement on Form SB-2 with the U.S. Securities and Exchange Commission in February 2006, which was made effective on May 24, 2006. We are currently in the process of selling the securities pursuant to the terms of the offering and expect to raise a total of $60,000 and close the offering within the next three months.

No comparative analyses are made, as we were only incorporated on December
13, 2005. We incurred operating expenses of $1,008 for the three months ended May 31, 2006 and $1,991 for the period from inception to May 31, 2006. These expenses consisted of general and administration expenses and legal fees incurred in connection with the filing of our initial public offering documents.

Our net loss for the three months ended May 31, 2006 was $908. Since the date of inception, we have incurred a net loss of $1,857, or Nil per share.

There was no cash provided by financing or investing activities for the three months ended May 31,

Liquidity and Capital Resources
-------------------------------
At May 31, 2006, we had $3,243 in cash in the bank.

Our accounts payable at May 31, 2006 was $100, which consisted of a loan payable to a related party for start-up expenses.

Net cash used in operating activities for the three months ended May 31, 2005 was $1,783, resulting in a net loss of $908 for the three months ended May 31, 2006.

Our stockholders' equity was a $3,143 or $Nil per share at May 31, 2006.

While we believe our current capital will be sufficient to sustain our operations for the next twelve months without having to raise additional capital or seek bank or other loans, there can be no guarantee that we will have sufficient capital or will be able to obtain sufficient capital to meet our operational obligations, as and when needed.

In the next 12 months, we do not intend to spend any substantial funds on research and development and do not intend to purchase any major equipment.

We do not intend to hire any new employees during the ensuing year, unless our business operations expand sufficiently to warrant additional staff.

We do not anticipate any material commitments for capital expenditures in the near term. We are not aware of any trend in our industry or capital resources which may have a negative impact on our income or revenues.

Off-Balance Sheet Arrangements
------------------------------
We have no off-balance sheet arrangements.

Plan of Operation
-----------------

1. Publish one, 52 page issue initially with press runs of 30,000 copies monthly.

2.  Begin sales of advertising space.

3.  Launch initial promotional website.

4.  Achieve a direct sampling target of 20,000 copies each month.

5. Lease and move into office space exclusively for PTM Publications and contract additional sales, writing, photography and administrative staff.

6.  Develop and roll out a scaleable website.

7.  Expand distribution to three new states within Malaysia.


Critical Accounting Policies
----------------------------
Management's discussion and analysis of our financial condition and results of operations are based on the financial statements which are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of such financial statements requires Management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, Management will evaluate its estimates and will base its estimates on historical experience, as well as on various other assumptions in light of the circumstances surrounding the estimate, and the results will form the basis in making judgments about the carrying values of our assets and liabilities that are not readily apparent from other sources. It should be noted, however, that actual results could materially differ from the amount derived from Management's estimates under different assumptions or conditions.

Our functional currency is in Canadian dollars, as all of our operations are in Canada. We used the United States dollar as our reporting currency for consistency with registrants of the Securities and Exchange Commission. Assets and liabilities denominated in a foreign currency are translated at the exchange rate in effect at the period end and capital accounts are translated at historical rates. Income statement accounts are translated at the average rates of exchange prevailing during the period. Translation adjustments from the use of different exchange rates from period to period are included in the comprehensive income account in stockholder's equity, if applicable.

Loss per share is computed using the weighted average number of common stock outstanding during the period. Diluted loss per share is computed using the weighted average number of common and potentially dilutive common stock outstanding during the period reported.

Our Management does not believe that any recently issued, but not yet effective accounting standards if currently adopted, would have a material effect on the our current financial statements.

Because we are a small, development stage company, with only three directors, we have not yet appointed an audit committee or any other committee of our Board of Directors.

ITEM 3.  CONTROLS AND PROCEDURES
--------------------------------
Within the 90 days prior to the date of this report, Cheryl Lim Phaik Suan, our Chief Financial Officer and Principal Accounting Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, pursuant to Exchange Act Rule
13a-14. Based upon the evaluation, Ms. Phaik Suan concluded that the current disclosure controls are effective in timely alerting us to any material information required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the date of this evaluation.

                  PART II - OTHER INFORMATION
                  ---------------------------

ITEM 1A. RISK FACTORS
---------------------
There have been no substantive changes to the risk factors set forth in our initial Form SB-2 registration statement, filed on April 27, 2006, which can be found in its entirety on the SEC website at www.sec.gov under our CIK Number 0001355420. We are still in the process of selling the securities subject of and pursuant to the terms of the offering.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------
A) The following exhibits marked with an asterisk and required to be filed herein are incorporated by reference and can be found in their entirety in our original Form SB-2 registration statement, filed on April 27, 2006 under SEC File Number 333-133575:

Exhibit No.           Description
----------            -----------
*  3(i)               Articles of Incorporation
*  3(ii)              Bylaws
  31.1                Sec. 302 Certification of CEO
  31.2                Sec. 302 Certification of CFO
  32.1		      Sec. 906 Certification of CEO
  32.2                Sec. 906 Certification of CFO

B) There were no reports on Form 8-K filed during the quarter.

                           SIGNATURES
                           ----------

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 PTM PUBLICATIONS INCORPORATED, Registrant

July 22, 2006                    /s/ Jasmin Bin Omar Jayaseelan
                                  -------------------------------------
                              By: Jasmin Bin Omar Jayaseelan,
                                  Principal Executive Officer


                                 /s/ Cheryl Lim Phaik Suan
                                  -------------------------------------
                                  Cheryl Lim Phaik Suan, Treasurer,
                                  Principal Accounting Officer and Director