Form 10QSB
period 2006-08-31
PTM Publications INC
filed 2006-10-17
CIK 1355420

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended August 31, 2006.

[ ] Transition report under Section 13 or 15(d) of the Exchange Act For the transition period from ---- to -----

Commission File Number 333-133575
PTM PUBLICATIONS INC, (Exact name of registrant as specified in its charter)
NEVADA	20-3936186
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
E-2-14 Block E, Plaza Damas Jalan Hartamas 1, Sri Hartamas Kuala Lumpur, Malaysia	50480
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (603) 525-3380

None Former Name, Address and Fiscal Year, if Changed Since Last Report

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ X ] No [ ]

At August 31, 2006, there were 2,200,000 shares of our common stock issued and outstanding.

TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements.......................................……………...........….. 2

Item 2. Management's Discussion and Analysis or Plan of Operation ... 10

Item 3. Controls and Procedures....................................………….......…….. 12

PART II: OTHER INFORMATION

Item 6. Exhibits...................................................……………………...........…. 12

Signatures..........................................................……………………….........… 13

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

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

PTM PUBLICATIONS INCORPORATED
(A Development Stage Company)
Consolidated Balance Sheets

ASSETS
	(Unaudited)	(Audited)
	As of	As of
	August 31,	Feb 28,
	2006	2006

Current Assets
Cash	$63,470	$5,026

Total Current Assets	63,470	5,026

TOTAL ASSETS	$63,470	$5,026

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	$3,920	$875
Loan Payable - (related party)	100	100

Total Current Liabilities	4,020	975

Total Liabilities	4,020	975

Stockholders' Equity
Common stock, ($0.001 par value, 50,000,000 shares
authorized; 2,200,000 shares issued and outstanding
as of August 31, and February 28, 2006, respectively)	2,200	1,000
Additional paid-in capital	62,800	4,000
Deficit accumulated during development stage	(5,918)	(983)
Accumulated other comprehensive loss Foreign currency translation adjustments	368	34

Total Stockholders' Equity	59,450	4,051

TOTAL LIABILITIES &
STOCKHOLDERS' EQUITY	$63,470	$5,026

See Notes to Financial Statements.

PTM PUBLICATIONS INCORPORATED
(A Development Stage Company)
Consolidated Statements of Operations

			December 13, 2005
	Six Months	Three Months	(inception)
	Ended	Ended	through
	August 31,	August 31,	August 31,
	2006	2006	2006

Revenues
Revenues	$ -	$ -	$ -

Total Revenues	$ -	$ -	$ -

Operating Costs
Auditing Fees	3,200	3,200	3,200
Legal Fees	1,000	-	1,000
Administrative expenses	735	727	1,718

Total Operating Costs	(4,935)	(3,927)	(5,918)

Other Income & (Expenses)	-	-	-

Net Income (Loss)	(4,935)	(3,927)	(5,918)

Basic earnings per share	(0.00)	(0.00)

Weighted average number of
common shares outstanding	1,263,438	1,526,875

See Notes to Financial Statements.

PTM PUBLICATIONS INCORPORATED
(A Development Stage Company)
Consolidated Statements of Comprehensive Loss

			December 13, 2005
	Six Months	Three Months	(inception)
	Ended	Ended	through
	August 31,	August 31,	August 31,
	2006	2006	2006

Net Loss	$(4,935)	$(3,927)	$(5,918)

Foreign currency translation adjustment	334	234	368

Comprehensive loss	$(4,601)	$(3,693)	$(5,550)

See Notes to Financial Statements.

PTM PUBLICATIONS INCORPORATED
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders' Equity

				Deficit	Accumulated
	Common	Common	Additional	Accumulated	Other
	Stock	Stock	Paid-in	During	comprehensive	Total
		Amount	Capital	Exploration	Income (loss)
				Stage

Balance, December 13, 2005	-	$ -	$ -	$ -	$ -	$ -

Stock issued for cash on December 14, 2005
@ $0.005 per share	1,000,000	1,000	4,000			5,000

Net loss, February 28, 2006				(983)		(983)

Foreign currency translation adjustments					34	34

Balance, February 28, 2006	1,000,000	$ 1,000	$ 4,000	$ (983)	$ 34	$ 4,051

Stock issued for cash during the Quarter ended
August 31, 2006 @ $0.05 per share	1,200,000	1,200	58,800			60,000

Net loss, August 31, 2006				(4,935)		(4,935)

Foreign currency translation adjustments					334	334

Balance, August 31, 2006	2,200,000	$ 2,200	$ 62,800	$ (5,918)	$ 368	$ 59,450

See Notes to Financial Statements.

PTM PUBLICATIONS INCORPORATED
(A Development Stage Company)
Consolidated Statements of Cash Flows

			December 13, 2005
	Six Months	Three Months	(inception)
	Ended	Ended	through
	August 31,	August 31,	August 31,
	2006	2006	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	(4,601)	$(3,693)	$(5,550)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:

Changes in operating assets and liabilities:
Accounts payable	3,045	3,920	3,920
Loan payable - (related party)	-	-	100

Net cash provided by (used in) operating activities	(1,556)	227	(1,530)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by (used in) investing activities			-

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	1,200	1,200	2,200
Additional paid-in capital	58,800	58,800	62,800
Net cash provided by (used in) financing activities	60,000	60,000	65,000

Net increase (decrease) in cash	58,444	60,227	63,470
Cash at beginning of period	5,026	3,243	-

Cash at end of period	63,470	$63,470	$63,470

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during year for :
Interest	-	$-	$-
Income Taxes	-	$-	$-

See Notes to Consolidated Financial Statements.

PTM PUBLICATIONS INCORPORATED
(A Development Stage Company)
Notes to the Consolidated Financial Statements

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Basis of Accounting

The Company’s financial statements are prepared using the accrual method of accounting. The Company has elected a February 28, year-end.

b. Basic Earnings per Share

In February 1997, the FASB issued SFAS No. 128, “Earnings Per Share”, which specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock. SFAS No. 128 supersedes the provisions of APB No. 15, and requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share. The Company has adopted the provisions of SFAS No. 128 effective December 13, 2005 (inception).

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

PTM PUBLICATIONS INCORPORATED
(A Development Stage Company)
Notes to the Consolidated Financial Statements
August 31, 2006

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

g. Comprehensive Income

The Company has adopted SFAS No. 130, “Reporting Comprehensive Income”, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company is disclosing this information on its Statements of Operations and Comprehensive Loss and Changes in Stockholders’ Equity. Comprehensive income is comprised of net income (loss) and all charges to stockholders’ equity except those resulting from investments by owners and distributions to owners.

h. Foreign Currency Translation and Transactions

The Company conducts business in Malaysia and the United States and uses the U.S. dollar as its reporting currency. The functional currency of the Malaysian subsidiary is the Ringgit Malaysia(RM). The financial statements of the Malaysian subsidiary have been translated under SFAS No. 52. Assets and liabilities are translated at the rate of exchange at the balance sheet date and revenues and expenses are translated at the average exchange rates during the year. The resulting exchange gains and losses are shown as a separated component of stockholders’ equity.

Transactions conducted in foreign currencies are translated as follows:

PTM PUBLICATIONS INCORPORATED
(A Development Stage Company)
Notes to the Consolidated Financial Statements
August 31, 2006

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

At the transaction date, each asset, liability, revenue and expense is translated by the use of the exchange rate in effect at that date. At the period end date, monetary assets and liabilities are translated by using the exchange rate in effect at that date. The resulting foreign exchange gains and losses are included in income in the current period.

NEW ACCOUNTING PRONOUNCEMENTS:

In December 2004, the FASB issued SFAS 123 (revised 2004) “Share-Based Payment”. This Statement requires that the cost resulting from all share-based transactions be recorded in the financial statements. The Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement in accounting for share-based payment transactions with employees. The Statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in share-based payment transactions. The Statement replaces SFAS 13 “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 “Accounting for Stock Issued to Employees”. The provisions of this Statement will be effective for the Company beginning with its fiscal year ending November 30, 2006. The Company believes that the implementation of this standard will not have a material impact on its financial position, results of operations or cash flows.

In March 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107 (SAB 107) which provides guidance regarding the interaction of SFAS 123 (R) and certain SEC rules and regulations. The new guidance includes the SEC’s view on the valuation of share-based payment arrangements for public companies and may simplify some of SFAS 123 (R) ‘s implementation challenges for registrants and enhance the information investors receive.

In March 2005, the FASB issued FIN 47, Accounting for Conditional Asset Retirement Obligations, which clarifies that the term ‘conditional asset retirement obligation’ as used in SFAS 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. FIN 47 is effective no later than the end of the fiscal year ending after December 15, 2005. The Company does not believe that FIN 47 will have a material impact on its financial position or results from operations.

PTM PUBLICATIONS INCORPORATED
(A Development Stage Company)
Notes to the Consolidated Financial Statements
August 31, 2006

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

NEW ACCOUNTING PRONOUNCEMENTS:

In August 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections. This statement applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement if the pronouncement does not include specific transition provisions, and it changes the requirements for accounting for and reporting them. Unless it is impractical, the statement requires retrospective application of the changes to prior periods’ financial statements. This statement is effective for accounting changes and correction of errors made in fiscal year beginning after December 15, 2005.

NOTE 3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had no operations during the period from December 13, 2005 (inception) to August 31, 2006 and generated a net loss of $5,918. This condition raises substantial doubt about the Company’s ability to continue as a going concern. Because the Company is currently in the development stage and has minimal expenses, management believes that the company’s current cash of $63,470 is sufficient to cover the expenses they will incur during the next twelve months in a limited operations scenario or until they raise additional funding.

Management plans to raise additional funds through debt or equity offerings. There is no guarantee that the Company will be able to raise any capital through this or any other offerings.

NOTE 4. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common.

NOTE 5. RELATED PARTY TRANSACTIONS

As of August 31, 2006, there is a total of $100 that has been forwarded by an officer of the Company; no specific repayment terms have been established.

PTM PUBLICATIONS INCORPORATED
(A Development Stage Company)
Notes to the Consolidated Financial Statements
August 31, 2006

NOTE 6. INCOME TAXES

As of August 31, 2006
Deferred tax assets:
Net operating tax carryforwards	$ 888
Other	-0-
Gross deferred tax assets	888
Valuation allowance	(888)
Net deferred tax assets	$ -0-

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 7. NET OPERATING LOSSES

As of August 31, 2006, the Company has a net operating loss carryforwards of approximately $5,918. Net operating loss carryforward expires twenty years from the date the loss was incurred.

NOTE 8. STOCK TRANSACTIONS

Transactions, other than employees’ stock issuance, are in accordance with paragraph 8 of SFAS 123. Thus issuances shall be accounted for based on the fair value of the consideration received. Transactions with employees’ stock issuance are in accordance with paragraphs (16-44) of SFAS 123. These issuances shall be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, or whichever is more readily determinable.

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

During the Quarter ended August 31, 2006, the Company issued a total of 1,200,000 shares of common stock for cash at $0.05 per share for a total of $60,000.

As of August 31, 2006 the Company had 2,200,000 shares of common stock issued and outstanding.

PTM PUBLICATIONS INCORPORATED
(A Development Stage Company)
Notes to the Consolidated Financial Statements
August 31, 2006

NOTE 9. STOCKHOLDERS’ EQUITY

The stockholders’ equity section of the Company contains the following classes of capital stock as of August 31, 2006:

Common stock, $ 0.001 par value: 50,000,000 shares authorized; 2,200,000 shares issued and outstanding.

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

We filed an initial registration statement on Form SB-2 with the U.S. Securities and Exchange Commission in April 2006, which was made effective on May 24, 2006. As of August 31, 2006 the offering was completed for total proceeds to the company of $60,000 (1,200,000 shares at $0.04)

No comparative analyses are made, as we were only incorporated on December 13, 2005. We incurred operating expenses of $3,927 and $5,935, respectively for the three and six months ended August 31, 2006 and $5,918 for the period from inception to August 31, 2006. These expenses consisted of general and administration expenses and legal fees incurred in connection with the filing of our initial public offering documents.

Our comprehensive net loss for the three and six months ended August 31, 2006, adjusted for foreign currency translation adjustment was $3,693 and 4,601, respectively. Since the date of inception, we have incurred a comprehensive net loss of $5,550, or $Nil per share.

There was no cash provided by financing or investing activities for the three months ended August 31, 2006.

Our auditors have expressed the opinion that in our current state, there is substantial doubt about our ability to continue as a going concern.

Liquidity and Capital Resources

At August 31, 2006, we had $63,470 in cash in the bank.

Our accounts payable at August 31, 2006 was $4,020, consisting of accounts payable due for auditing fees and administrative expenses incurred in our day-to-day operations. We also have a loan payable of $100 to a related party for start-up expenses,

Our stockholders' equity was a $59,450 or $0.03 per share at August 31, 2006.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Plan of Operation

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

Critical Accounting Policies

Management's discussion and analysis of our financial condition and results of operations are based on the financial statements, which are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of such financial statements requires Management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, Management will evaluate its estimates and will base its estimates on historical experience, as well as on various other assumptions in light of the circumstances surrounding the estimate, and the results will form the basis in making judgments about the carrying values of our assets and liabilities that are not readily apparent from other sources. It should be noted, however, that actual results could materially differ from the amount derived from Management's estimates under different assumptions or conditions.

Our functional currency is in Malaysian ringgit, as all of our operations are in Malaysia. We used the United States dollar as our reporting currency for consistency with registrants of the Securities and Exchange Commission. Assets and liabilities denominated in a foreign currency are translated at the exchange rate in effect at the period end and capital accounts are translated at historical rates. Income statement accounts are translated at the average rates of exchange prevailing during the period. Translation adjustments from the use of different exchange rates from period to period are included in the comprehensive income account in stockholder's equity, if applicable.

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

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared.

Additionally, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A) The following exhibits marked with an asterisk and required to be filed herein are incorporated by reference and can be found in their entirety in our original Form SB-2 registration statement, filed on April 27, 2006, under SEC File Number 333-133575 or CIK Number 0001355420:

Exhibit No.	Description
*3(i)	Articles of Incorporation
*3(ii)	Bylaws
31.1	Sec. 302 Certification of CEO
31.2	Sec. 302 Certification of CFO
32.1	Sec. 906 Certification of CEO
32.2	Sec. 906 Certification of CFO

B) There were no reports on Form 8-K filed during the quarter.

SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PTM PUBLICATIONS INCORPORATED, Registrant

October 16, 2006                                                  /s/ Jasmin Bin Omar Jayaseelan
By: Jasmin Bin Omar Jayaseelan, Principal Executive Officer

/s/ Cheryl Lim Phaik Suan
Cheryl Lim Phaik Suan, Treasurer,
Principal Accounting Officer and Director