Form 10QSB
period 2006-11-30
PTM Publications INC
filed 2007-01-04
CIK 1355420

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended November 30, 2006.

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
Yes [ X ] No [ ]

At November 30, 2006, there were 2,200,000 shares of our common stock issued and outstanding.

TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements.......................................………………….. 2

Item 2. Management's Discussion and Analysis or Plan of Operation ... 12

Item 3. Controls and Procedures....................................……………….. 14

PART II: OTHER INFORMATION

Item 6. Exhibits...................................................………………………. 14

Signatures..........................................................…….………………… 15

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

PTM PUBLICATIONS INCORPORATED
(A Development Stage Company)
Consolidated Balance Sheets

ASSETS
	(Unaudited)	(Audited)
	As of	As of
	November 30,	Feb 28,
	2006	2006

Current Assets
Cash	$50,003	$5,026

Total Current Assets	50,003	5,026
Property and Equipment, Net	903

TOTAL ASSETS	$50,906	$5,026

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	$9,049	$875
Loan Payable - (related party)	100	100

Total Current Liabilities	9,149	975

Total Liabilities	9,149	975

Stockholders' Equity
Common stock, ($0.001 par value, 50,000,000 shares
authorized; 2,200,000 shares issued and outstanding
as of November 30, and February 28, 2006, respectively)	2,200	1,000
Additional paid-in capital	62,800	4,000
Deficit accumulated during development stage	(24,357)	(983)
Accumulated other comprehensive loss Foreign currency translation adjustments	1,114	34

Total Stockholders' Equity	41,757	4,051

TOTAL LIABILITIES &
STOCKHOLDERS' EQUITY	$50,906	$5,026

See Notes to Financial Statements

PTM PUBLICATIONS INCORPORATED
(A Development Stage Company)
Consolidated Statements of Operations

			December 13, 2005
	Nine Months	Three Months	(inception)
	Ended	Ended	through
	November 30,	November 30,	November 30,
	2006	2006	2006

Revenues
Revenues	$ -	$ -	$ -

Total Revenues	$ -	$ -	$ -

Operating Costs
Auditing Fees	4,600	1,400	4,600
Legal Fees	1,000	-	1,000
Administrative Expenses	771	36	1,754
Wages & Salaries	1,095	1,095	1,095
Website & Magazine	15,908	15,908	15,908
Total Operating Costs	(23,374)	(18,439)	(24,357)

Other Income & (Expenses)	-	-	-

Net Income (Loss)	(23,374)	(18,439)	(24,357)

Basic earnings per share	(0.01)	(0.01)

Weighted average number of
common shares outstanding	1,573,355	2,200,000

See Notes to Financial Statements

PTM PUBLICATIONS INCORPORATED
(A Development Stage Company)
Consolidated Statements of Comprehensive Loss

			December 13, 2005
	Nine Months	Three Months	(inception)
	Ended	Ended	through
	November 30,	November 30,	November 30,
	2006	2006	2006

Net Loss	$(23,274)	$(18,439)	$(24,357)

Foreign currency translation adjustment	1,080	746	1,114

Comprehensive loss	$(22,294)	$(17,693	$(23,243)

See Notes to Financial Statements

PTM PUBLICATIONS INCORPORATED
(A Development Stage Company)
Consolidated Statements of Cash Flows

			December 13, 2005
	Nine Months	Three Months	(inception)
	Ended	Ended	through
	November 30,	November 30,	November 30,
	2006	2006	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	(22,294)	$(17,693)	$(23,243)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Changes in operating assets and liabilities:
Accounts payable	8,174	5,129	9,049
Loan payable - (related party)	-	-	100

Net cash provided by (used in) operating activities	(14,120)	(12,564)	(14,094)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Fixed Assets	(903)	(903)	(903)
Net cash provided by (used in) investing activities	(903)	(903)	(903)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	1,200	-	2,200
Additional paid-in capital	58,800	-	62,800
Net cash provided by (used in) financing activities	60,000	-	65,000

Net increase (decrease) in cash	44,977	(13,467)	50,003
Cash at beginning of period	5,026	63,470	-

Cash at end of period	50,003	$50,003	$50,003

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during year for :
Interest	-	$-	$-
Income Taxes	-	$-	$-

See Notes to Financial Statements

PTM PUBLICATIONS INCORPORATED
(A Development Stage Company)
Notes to the Consolidated Financial Statements November 30, 2006

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

c. Basis of Consolidation

The consolidated financial statements of PTM Publications, Incorporated include those accounts of PTM Publications Sdn Bhd, a Malaysian Corporation. PTM Publications, Incorporated owns title to all of the assets and liabilities of the consolidated financial statement. All significant inter-company transactions have been eliminated.

d. Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

PTM PUBLICATIONS INCORPORATED
(A Development Stage Company)
Notes to the Consolidated Financial Statements November 30, 2006

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

e. Depreciation

For financial and reporting purposes, the Company follows the policy of providing depreciation and amortization on the straight-line method over the estimated useful lives of the assets.

f. Use of Estimates and Assumptions

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

g. Income Taxes

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

h. Comprehensive Income

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

PTM PUBLICATIONS INCORPORATED
(A Development Stage Company)
Notes to the Consolidated Financial Statements November 30, 2006

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

i. Foreign Currency Translation and Transactions

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

PTM PUBLICATIONS INCORPORATED
(A Development Stage Company)
Notes to the Consolidated Financial Statements November 30, 2006

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

NOTE 3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had limited operations during the period from December 13, 2005 (inception) to November 30, 2006 and generated a net loss of $24,357. This condition raises substantial doubt about the Company’s ability to continue as a going concern. Because the Company is currently in the development stage and has minimal expenses, management believes that the company’s current cash of $50,003 is sufficient to cover the expenses they will incur during the next twelve months in a limited operations scenario or until they raise additional funding.

Management plans to raise additional funds through debt or equity offerings. There is no guarantee that the Company will be able to raise any capital through this or any other offerings.

NOTE 4. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common.

NOTE 5. PROPERTY AND EQUIPMENT

Fixed Assets at November 30, 2006 consists of the following:

		Amount	Estimated Useful Lives
Computers		$903	5 years
		$ 903
Less:	Accumulated Depreciation	$ (0)
Fixed asset, net		$903

Depreciation expense for the period ended November 30, 2006 was $0.

PTM PUBLICATIONS INCORPORATED
(A Development Stage Company)
Notes to the Consolidated Financial Statements November 30, 2006

NOTE 6. RELATED PARTY TRANSACTIONS

As of November 30, 2006, there is a total of $100 that has been forwarded by an officer of the Company; no specific repayment terms have been established.

NOTE 7. INCOME TAXES

As of November 30, 2006
Deferred tax assets:
Net operating tax carryforwards	$ 3,654
Other	-0-
Gross deferred tax assets	3,654
Valuation allowance	(3,654)
Net deferred tax assets	$ -0-

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 8. NET OPERATING LOSSES

As of November 30, 2006, the Company has a net operating loss carryforwards of approximately $24,357. Net operating loss carryforward expires twenty years from the date the loss was incurred.

PTM PUBLICATIONS INCORPORATED
(A Development Stage Company)
Notes to the Consolidated Financial Statements November 30, 2006

NOTE 9. STOCK TRANSACTIONS

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

In August 2006, the company completed an offering of shares of common stock in accordance with an SB-2 registration statement declared effective by the Securities and Exchange Commission on May 4, 2006. The company sold 1,200,000 shares of common stock, par value $0.001, at a price of $0.04 per share to approximately 32 investors. The aggregate offering price for the offering closed in August 2006 was $60,000, all of which was collected from the offering.

As of November 30, 2006 the Company had 2,200,000 shares of common stock issued and outstanding.

NOTE 10. STOCKHOLDERS’ EQUITY

The stockholders’ equity section of the Company contains the following classes of capital stock as of November 30, 2006:

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

We filed an initial registration statement on Form SB-2 with the U.S. Securities and Exchange Commission in April 2006, which was made effective on May 24, 2006. As of November 30, 2006 the offering was completed for total proceeds to us of $60,000 (1,200,000 shares at $0.04), which we are now using in the implementation of our business plans.

No comparative analyses are made, as we were only incorporated on December 13, 2005. We incurred operating expenses of $18,439 and $23,374, respectively for the three and nine months ended November 30, 2006 and a total of $24,357 for the period from inception (December 13, 2005) to November 30, 2006. These expenses consisted of auditing fees in the amount of $4,600, legal fees of $1,000, wages and salaries to unrelated third parties of $1,095, administrative expenses of $1,754 and a total of $15,908 expended to date for website and magazine development, design and production.

Our comprehensive net loss for the three and nine months ended November 30, 2006, adjusted for foreign currency translation adjustment was $17,693 and $22,294, respectively. Since the date of inception, we have incurred a comprehensive net loss, adjusted for foreign currency adjustment ($1,114), of $23,243, or $0.01 per share.

There was no cash provided by financing activities for the three months ended November 30, 2006. Net cash provided by investing activities was $903, representing the purchase of computer equipment.

Our auditors have expressed the opinion that in our current state, there is substantial doubt about our ability to continue as a going concern.

Liquidity and Capital Resources

At November 30, 2006, we had $50,003 in cash in the bank and property and equipment assets valued at $903.

Our accounts payable at November 30, 2006 was $9,049, consisting of accounts payable due for auditing fees and administrative expenses incurred in our day-to-day operations. We also have a loan payable of $100 to a related party for start-up expenses,

Our stockholders' equity was a $41,757 at November 30, 2006.

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

2. Begin sales of advertising space.

3. Achieve a direct sampling target of 20,000 copies each month.

4. Lease and move into office space exclusively for PTM Publications and contract additional sales, writing, photography and administrative staff.

5. Develop and roll out a scaleable website.

6. Expand distribution to three new states within Malaysia.

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

B) There was one report on Form 8-K filed during the quarter to report our change in auditors. The Form 8-K can be found in its entirety on the SEC website at www.sec.gov under our CIK Number 0001355420.

SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PTM PUBLICATIONS INCORPORATED, Registrant

December 30, 2006       /s/ Jasmin Bin Omar Jayaseelan
By: Jasmin Bin Omar Jayaseelan, Principal Executive Officer

December 30, 2006       /s/ Cheryl Lim Phaik Suan
By: Cheryl Lim Phaik Suan, Treasurer and Principal Accounting Officer