Form 10KSB
period 2007-02-28
PTM Publications INC
filed 2007-05-30
CIK 1355420

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10K-SB

X ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 28, 2007

___ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 000-52044

PTM PUBLICATIONS INC.
(Exact name of registrant as specified in its charter)

Nevada  20-3936186
(State or other jurisdiction (I.R.S. Employer
of incorporation or organization)  Identification No.)

E-2-14 Block E, Plaza Damas
Jalan Hartamas 1, Sri Hartamas
Kuala Lumpur, Malaysia 50480
(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (603) 525-3380

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $0.001 per share.

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act: __

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES _X_ NO __

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB: ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES _X_ NO ____

Issuer is a development stage company and has had only limited revenues since inception.

Issuer is a non-accelerated Filer.

As of February 28, 2007, the Issuer had a total of 2,200,000 shares of common stock, par value $0.001 per share, issued and outstanding; 1,200,000 shares were held by non-affiliates.

Issuer's securities are listed on the OTCBB under the trading symbol PTMZ; however, trading has not yet commenced. The aggregate market value of the voting and non-voting common stock held by non-affiliates has been computed by reference to the price at which the common equity was sold in our initial public offering ($.05/share): $60,000

Documents incorporated by reference: Please see Part III, Item 2. Description of Exhibits for certain exhibits required to be filed hereunder, which are incorporated herein by this reference, and included in their entirety, in our Form SB-2 registration statement, filed with the SEC on April 27, 2006, under our SEC File No. 000-52044.

Transitional Small Business Disclosure Format (check one): Yes __No  X

TABLE OF CONTENTS

PART I

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business
Issuer Purchases of Equity Securities .......................................................................................................11
Item 6. Management’s Discussion and Analysis of Financial Condition and Results
of Operations .................................................................................................................................................11
Item 7. Financial Statements .......................................................................................................................16
Item 8. Changes in and Disagreements With Accountants on Accounting
and Financial Disclosure ............................................................................................................................ 27
Item 8A. Controls and Procedures .............................................................................................................27
Item 8B. Other Information ..........................................................................................................................27

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance
With Section 16(a) of the Exchange Act ...................................................................................................27
Item 10. Executive Compensation ..............................................................................................................30
Item 11. Security Ownership of Certain Beneficial Owners and Management and Related

PART I
Item 1. Description of Business

General

PTM Publications Incorporated was incorporated in the State of Nevada on December 13, 2005. We were formed to engage in the magazine publishing business in Malaysia. In February, 2006, we acquired 100% ownership in a privately-held company incorporated under the laws of Malaysia under the name of PTM Publications Sdn Bhd. The corporation was formed by Jasmin Bin Omar Jayaseelan and Jefferi Bin Omar Jayaseelan, brothers, and officers and directors of our company, to use for a private business, which was never started. Jasmin and Jefferi Bin Omar Jayaseelan assigned all of their right, title and interest in and to the corporation to us for $1.00 U.S. and it is the entity which operates our magazine in Malaysia (the "wholly-owned Subsidiary").

Currently, our only asset is our cash in the bank, consisting of approximately $42,000 as of the date of the filing of this annual report and accounts receivable in the approximate amount of $2,500.

We are a Nevada corporation and, as such, are subject to the jurisdiction of the State of Nevada and the United States courts for purposes of any lawsuit, action or proceeding by investors herein. An investor would have the ability to effect service of process in any action on the company within the United States. In addition, we are registered as a foreign corporation doing business in Malaysia and are subject to the local laws of Malaysia governing investors ability to bring actions in foreign courts and enforce liabilities against a foreign private issuer, or any person, based on U.S. federal securities laws. Generally, a final and conclusive judgment obtained by investors in U.S. courts would be recognized and enforceable against us in the Malaysian courts having jurisdiction without reexamination of the merits of the case. Since all of our officers and directors, and certain experts named in this prospectus, reside outside the United States, substantially all or a portion of the assets of each are located outside the United States. As a result, it may not be possible for investors to effect service of process within the United States upon such persons or to enforce against them judgments obtained in United States courts predicated upon the civil liability provisions of the federal securities laws of the United States. We have been advised that, based on the political climate in Malaysia, there is doubt as to the enforceability of judgments obtained in U.S. Courts.

Principal Products and Business Operations

We are still in the development stages and are continuing to design and print our publication, called "The Property Magazine", which will be directed at property owners, home buyers, real estate agents, brokers, home builders, renters, property managers and owners, and ancillary service providers at all levels of business throughout Malaysia. We are currently soliciting property owners and advertisers for our publication. We intend to market and target a total circulation of approximately 30,000 copies per month during our next year of operation, increasing to 60,000 copies per month by the end of our third year. The magazine will be updated and published monthly. Sample distribution, organizational sales and direct mail to targeted lists of industry contacts are some of the methods we intend to utilize to build our subscription base.

The magazine will be a high gloss, approximately 52- page issue, with a contemporary look and appeal. Appealing and informative presentation of up-to-the-month marketable properties will be our constant goal. We are designing the magazine to be entertaining and newsworthy, as well as informative. We are hopeful our final design will appeal to a broad readership. No magazine like it is available today in Malaysia.

The Property Magazine will combine the utility of a one-stop market for buyers and sellers to advertise the properties they have for sale, as well as a medium for developers, renters, and other ancillary services to reach their target markets. The editorial content of the magazine will include Hot Tips, Personalities, Commercial/Residential and Quick Sale, described as follows:

•
Hot Tips - The hot tips section will playfully lure readers with articles highlighting Feng Shui and advice on how to maximize buying or selling opportunities, but will not provide direct investment advice. It will also provide handy home tips, insights on decorating and home improvement and gardening/landscaping design tips.

•
Personalities - Well-known successful property personalities, both local and abroad, will be approached to provide valuable insight from their wealth of knowledge and years of experience. We intend to create these personality profiles using information available through magazine and internet articles or through personal conversations with local personalities.

•	Commercial/Residential - The heart of the magazine will be composed of residential and commercial property advertisements accompanied by photographs and descriptions.

•	Quick Sale - This section will highlight properties that owners have deemed necessary for immediate sale and will be the equivalent of a "bargain" section.

In addition, as funds allow, we intend to develop and operate a website (www.ptmpublications.com) and a mirror website ( www.ptm.com.my in Malaysia) that we feel will compliment our magazine by initially acting as a promotional tool, and then towards the end of year one, by providing a more comprehensive information database of property related interests. The website will cater to a broader range of consumers including those looking for ancillary products such as home repair services, gardening services, mortgage data and various other property resources.

Background of the Industry

The property market outlook remains positive due to factors such as low interest rates, competitive financing packages, high margin home financing, stable employment market, relaxed regulations on foreign ownership, further liberalization of the Silver Hair Program in Malaysia and the Malaysian government's success in managing the overall economy. Furthermore, the country's demographic profile with a sizeable population in the house-buying category
(aged between 25 and 44 years), the trend of young working adults to own their own homes, the trend of buying second or third homes for upgrading purposes or investments, coupled with urban migration, continues to offer opportunities for housing development and a strong resale market.

The real estate industry accounts for approximately 5% of the gross domestic product in Malaysia and is one of the fastest growing sectors of the economy according to the Economist magazine. The real estate industry is commonly divided into the residential and commercial sectors. The residential sector includes the purchase, sale, rental, remodeling and new construction of homes and represents approximately $4.7 billion per year. The commercial sector includes the lease, resale, and new construction of property for businesses and represents approximately $3.2 billion per year.

A significant portion of the Malaysian economy has evolved around helping consumers as they navigate through this home and real estate cycle. An enormous network of support services and products exists to assist consumers in a property, building a property, renting or buying a property, moving, owning a property and selling a property.

Target Markets for our Product

Every participant in the home and real estate cycle faces a unique set of challenges, all of which will be addressed in our magazine:

➢
Home Buyers. In order to dispel the fear of purchasing the wrong home or paying too much for a home, consumers must be assured that they have considered all available options. Therefore, home buyers require an extensive amount of information and several decision tools to help bolster confidence during the home buying process. To make an informed decision, consumers need access to a comprehensive listing of homes for sale and require information about specific neighborhoods and listed prices of comparable homes for sale in a given geographic location. Once a home has been selected, consumers must consider a broad range of related services, including mortgage, title, escrow, insurance, moving and relocation services as well as remodeling alternatives. As a result, consumers are continually searching for additional information and resources to assist them in every aspect of the real estate transaction and need a comprehensive, convenient and integrated source of information that assists them in each step of the process.

➢
Real Estate Agents and Brokers. Real estate agents and brokers depend on attracting and retaining customers in order to generate increasing numbers of transactions. Due to its size and complexity, it is not uncommon for the real estate transaction to take several months to complete. As a result, the job of real estate agents and brokers is complicated by a variety of factors. Therefore real estate agents and brokers are looking for additional opportunities to market their services, become more productive and compete more effectively for transactions. In addition, they seek greater efficiency in disseminating information to their prospective clients and are looking for tools that can help them streamline their current practices.

➢
Home Builders. Home building and real estate professionals who focus on new homes and new home developments also depend on attracting and retaining customers in order to sell new properties in a timely manner. However, home builders have not developed an infrastructure similar to an Multiple Listing Service to aggregate, update and share data regarding available inventory. Nor do they have the infrastructure to communicate this information to potential buyers. As a result, home building and real estate professionals continue to seek new ways to market their products and services and inform prospective home buyers of the availability of new properties.

➢
Renters, Property Managers and Owners. To make an informed decision, renters need access to comprehensive information about available rental units, specific neighborhoods and rental prices in a given geographic location. Because of the high turnover rate in rental units, property managers and owners must regularly attract new tenants to minimize their vacancy rates. We estimate that approximately $1.8 billion was spent in 1998 to market apartments and rental homes. The rental market has not developed a central repository for comprehensive listings accessible by potential renters nationwide and property managers and owners are continuously seeking to market their available units in a cost-effective manner.

Ancillary Service Providers. Consumers require a variety of products and services throughout the home and real estate life cycle. The real estate transaction provides service providers and retailers the opportunity to target consumers at a time when they are shifting their buying patterns. Providers and retailers of these products or services need an effective mechanism to reach consumers who are most interested in their offerings. Ideally, these providers of products and services would have a centralized location where they could advertise their offerings to a target group of consumers who are engaged in the real estate process.

➢
The Internet. The emergence and acceptance of the Internet is fundamentally changing the way that consumers and businesses communicate, obtain information, purchase goods and services and transact business. Because of its size, fragmented nature and reliance on the exchange of information, the real estate industry is particularly well suited to benefit from the Internet. The real estate industry currently spends $3.5 billion a year on advertising and print media. Traditional sources of advertising and print media, including classifieds and other off-line sources, are not interactive and are limited by incomplete and inaccurate data that is local in scope and is typically disseminated on a weekly basis. These traditional sources also lack content that can be searched based on specified terms, a centralized database of information and the ability to conduct two-way communications. The Internet offers a compelling means for consumers, real estate professionals, home builders, renters, property managers and owners and ancillary service providers to come together to improve the dissemination of information and enhance communications.

Marketing Strategy and Implementation of our Business Plans

Once we have completed production of our magazine and started marketing, our strategy will be to focus on serving this clearly defined niche market well. By having an identifiable market with available lists and related memberships, we believe we can exceed publishing industry standards for gaining subscribers. A thirst exists for the published periodical products that "The Property Magazine" will provide. The task will be to successfully reach and inform the target market. The strategy is to combine sampling, direct mail and group membership solicitation to build circulation through both subscriptions and newsstand distribution. Our officers and directors will use their professional contacts from their existing advertising agency experience to facilitate sales of advertising space in our magazine. Multi-channel distribution principles will be employed.

Initially, we will focus on creating awareness for key industry partners, ancillary companies and the public at large. The objective of our marketing strategy will be to drive the sales of the advertising of the magazine and as the magazine becomes more recognized, our sales and subscriptions should increase accordingly.

To commence our marketing campaign, we are creating flyers, which introduce the magazine and the concept, handing them out at key strategic retail locations and mailing them in direct mail campaigns. These flyers will also be placed in daily newspapers like the Sun, again to further build awareness of our magazine.

Pricing and Projected Revenues

Our magazine will have two revenue streams:

- Sales of single issues and subscriptions
- Sales of Advertising

"The Property Magazine" will sell for $1.30 U.S. per single issue on the newsstand. A one-year subscription will be $12.50 U.S.

We expect to gain a substantial portion of our revenues from advertising rates. As the awareness of our magazine builds, we project that the sources of subscriptions will be as follows:

•	Paid Space. This entails buying advertising in other publications to promote subscriptions to our magazine.

•	Direct Sampling. During the initial print 20,000 pieces will be sent to residential homes, real estate agencies, and corporate offices.

•
Shows and Exhibits. Several magazines have been successful selling subscriptions at shows and exhibits related to the editorial concept of the magazine. After our initial two copies of our magazine, we intend to promote and sell our magazine at the many property and consumer lifestyle related exhibitions that take place in Malaysia regularly.

•
Reply Cards. A significant source of subscribers is expected to be from offers in The Property Magazine itself. Every issue of The Property Magazine, newsstand and subscription, will contain information for subscribing.

•
Exchange Advertising. Another source of new orders is expected to be through subscription offers in other general business and trade magazines. This can be a relatively inexpensive method of obtaining subscribers. The Property Magazine need not pay rate card prices for advertisements in other magazines. Instead of paying cash, it may be possible for us to trade our own advertising space. (This is a common practice among publishers.)

•
White Mail. Every established magazine receives unsolicited requests for subscriptions. While these will not represent a large portion of the magazine's circulation, they are still very valuable as they require no promotional expenditures.

Printing and Distribution Methods

Currently we do not have a contract however, we have verbally agreed to work with DC Print Sdn Bhd, 136 Jalan Radin Anum Satu, Bandar Baru Seri Petaling, 57000 Kuala Lumpur, an unrelated third party. The estimated printing costs for the magazine will be approximately $7,895 for a run of 30,000 copies. There is no minimum order quantity from this printing company, assuming we engage their services when we are ready to print the magazine.

We do not have a contract but have verbally agreed to work with a distributor, Central Paper Agencies Sdn Bhd, No 425, Lebuh Pantal, 10300 Pulau Pinang, , Malaysia, an unrelated third party. We will be using a distribution company to issue our magazines to various outlets, including retail shopping centers, grocery chains and other commercial shop lots. All copies not sold will be collected and returned to us by the distributor and no distributor charges will be incurred.

For promotional (non-revenue generating copies), distribution will be done by staff and/or officers of our company.

Advertising Sales Strategy

Efforts to sell advertising will be directed at a wide range of real estate developers, marketers of business and consumer products and services. The Property Magazine's editorial environment and reader demographics are expected to make it a desirable forum for those companies currently advertising in other general business publications.

Initial sales calls will be made by the directors and will focus on contacting the following groups via existing personal and professional relationships:

- Real Estate Developers
- Real Estate Agencies
- Ancillary Companies, like banks and investment companies, interior designers, construction, furniture and equipment manufacturers, etc.

Government and Industry Regulation

Magazine publications are subject to licensing and regulation by state and local authorities. Difficulties in obtaining or failure to obtain required licenses and approvals will result in delays in, or cancellation of, the printing of the magazine. Publishing licenses are also subject to suspension or non-renewal if the granting authority determines that the conduct of the holder does not meet the standards for initial grant or renewal. We have applied for and received a business license and have applied for a publishing license, pending approval by the state regulatory body; no other permits or licenses are required. We will comply with all relevant licensing and regulations.

We have renewed our publishing license in February of 2007 which allows us to publish the magazine through to June 30, 2008.

Competition

We believe that the principal competitive factors in attracting consumers to our magazine will be:

➢	The total number of listings and the number of listings for the consumer's specific geographic area of interest available in our magazine;

➢	The quality and comprehensiveness of general real estate related, particularly home-buying, information available in our magazine;

➢	The availability and quality of other real estate related, lifestyle products and services available; and

➢	The appeal and ease for our readers, due to well thought out and planned design layout and content of our magazine.

Our main existing and potential competitors will be:

(a) web sites offering real estate listings and other related services, such as iProperty.com.my, starfish.com.my, realestateonline.com.my, propertyinside.com, hartanah.net, propertyzoom.com, property.malaysiadirectory.com and realestate.net.my.

(b) web sites offering real estate related content and services such as mortgage calculators and information on home buying, selling and renting processes;

(c) web sites from real estate brokers or developers themselves, such as www.sunway.com.my

(d) General purpose consumer web sites, such as AltaVista and Yahoo! that also offer real estate-related content;

(e) traditional print media, such as daily newspapers like the Sun or the Star, which have either special real estate pullouts or classified sections with real estate property; and

(f) real estate magazines such as iProperty.com.

The barriers to entry for web-based services and businesses are low, making it possible for new competitors to proliferate rapidly. In addition, parties with whom we have listing and marketing agreements could choose to develop their own Internet strategies or competing real estate sites upon the termination of their agreements with us. Many of our existing and potential competitors have longer operating histories in the Internet market, greater name recognition, larger consumer bases and significantly greater financial, technical and marketing resources than we do.

Employees and Employment Agreements

At present, we have no employees other than our three officers and directors. Jasmin Bin Omar Jayaseelan currently devotes 7-10 hours a week to our business, Jefferi Bin Omar Jayaseelan currently devotes 12- 15 hours a week to our business and Cheryl Lim Phaik Suan devotes full time. Upon receipt of the proceeds of the offering, Ms. Lim will be the only officer and/or director being compensated for his/her services. She will be compensated for her position as editor of the magazine at $1105.26USD/month. The other directors and officers are not presently compensated for their services and do not have employment agreements with us. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt such plans in the future. There are presently no personal benefits available to any officers, directors or employees.

Item 2. Description of Property

We do not currently own any property or real estate of any kind. Our business offices are located at E-2-14 Block E, Plaza Damas, Jalan Hartamas 1, Sri Hartamas, Kuala Lumpur Wilayah Perseketuan, 50480, Malaysia. The office is fully equipped and functional and donated free of charge by our directors until such time as we have raised the money to move into a separate office, at which time we will sign a lease with an unrelated third party.

Item 3. Legal Proceedings

We are currently unaware of any legal matters pending or threatened against us.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Market Information

Our shares of common stock are listed on the Over the Counter Bulletin Board (PTMZ); however, trading has not yet commenced. Therefore, no table of high/low bid prices is presented in this report.

Number of Holders

As of February 28, 2007, the 2,200,000 issued and outstanding shares of common stock were held by a total of 35 shareholders of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal years ended February 28, 2007 and 2006. We have not paid any cash dividends since our inception and do not foresee declaring any dividend on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Purchase of our Equity Securities by Officers and Directors

None.

Other Stockholder Matters

None.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with (1) our financial statements, including the notes thereto, included in this Report, and (2) the “Risk Factors” section of our Registration Statement on Form SB-2 filed on April 27, 2006 and this Form 10-KSB. Some of the information contained in this Report may contain forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1933, as amended (the “Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by the use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that the projections included in these forward-looking statements will come to pass. Our actual results could differ materially from those expressed or implied by the forward looking statements as a result of various factors. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

Overview

We have incurred net losses since our inception and expect to incur substantial and increasing losses for the next several years as we expand our exploration activities and move into later stages of development. Since inception, we have incurred an accumulated deficit of $31,071. We have funded our losses to date through the sale of equity securities and advances from stockholders.

Summary Financial Data

	As of February 28, 2007	As of February 28, 2006
Statements of Operations Data:
Revenues	$ 2,710	$ 0
Operating Expenses	32,745	983

Net loss	(30,088)	(983)

Net loss per common share—basic and diluted	(0.000)	(0.000)

Weighted average number of shares of common stock outstanding	1,727,870	1,000,000

Balance Sheet Data:
Cash and cash equivalents	$ 42,770	$ 5,026
Accounts Receivable	2,464	0
Total assets	46,130	5,026
Accumulated deficit	(31,071)	(983)

Risk Factors

The material risks affecting our company and our common stock are set forth in detail in our initial Form SB-2 Registration Statement, which can be found in its entirety on the SEC website at www.sec.gov under our SEC File No. 000-52044. Those risk factors are incorporated herein by this reference and are not being restated; however, we have updated or added the following additional material risk factors:

Our auditors have expressed substantial doubt about our ability to continue as a going concern, given our losses from operations since inception.

Our auditors’ reports contain a statement that our net loss and limited working capital raise substantial doubt about our ability to continue as a going concern. Our independent registered public accountants have stated in their report, included in Item 7. Financial Statements, that our significant operating losses and working capital deficit raise substantial doubt about our ability to continue as a going concern. We had net losses of $ $30,088 and $983, respectively, for the fiscal years ended February 28, 2007 and 2006. Our accumulated deficit from inception to the fiscal year ended February 28, 2007 was $31,071. We will be required to raise substantial capital to fund our capital expenditures, working capital, and other cash requirements since our current cash assets are expected to last only through December 31, 2007. We continue to develop our publication in an effort to implement our business operations and generate revenues; however, if we are unsuccessful in sustaining our operations with our current cash reserves, we will be forced to seek other financing to complete our business plans. The successful outcome of future financing activities cannot be determined at this time and there are no assurances that, if achieved, we will have sufficient funds to execute our intended business plan or generate positive operational results.

In addition to our current accumulated deficit, we expect to incur additional losses during the foreseeable future. Until we are able to promote and increase brand awareness of our magazine, we are unlikely to be profitable. Consequently, we will require substantial additional capital to continue our development and marketing activities. We believe our current cash in the bank will allow us to complete our planned activities for the remainder of calendar year 2007; however, there is no assurance we will not incur additional and unplanned expenses. When additional funding is required, we intend to raise funds either through private placements or public offerings of our equity securities. There is no assurance that we will be able to obtain additional financing through private placements and/or public offerings necessary to support our working capital requirements. To the extent that funds generated from any private placements and/or public offerings are insufficient, we will have to raise additional working capital through other sources, such as bank loans and/or financings. No assurance can be given that additional financing will be available, or if available, will be on acceptable terms.

If we are unable to secure adequate sources of funds, we may be forced to delay or postpone the continued development and distribution of our magazine. As a result, we might be required to diminish or suspend our business plans. These delays in development would have an adverse effect on our ability to generate revenues and could require us to possibly cease operations. In addition, such inability to obtain financing on reasonable terms could have a negative effect on our business, operating results or financial condition to such extent that we are forced to restructure, file for bankruptcy protection, sell assets or cease operations, any of which could put your investment dollars at significant risk.

We are incurring increased costs as a result of being a publicly company. As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the Securities and Exchange Commission, have required changes in corporate governance practices of public companies. These new rules and regulations have increased our legal and financial compliance costs and have made some activities more time-consuming and costly. For example, as a result of becoming a public company, we have created additional board committees and have adopted policies regarding internal controls and disclosure controls and procedures. In addition, we have incurred additional costs associated with our public company reporting requirements. In addition, these new rules and regulations have made it more difficult and more expensive for us to obtain director and officer liability insurance, which we currently cannot afford to do. As a result of the new rules, it may become more difficult for us to attract and retain qualified persons to serve on our Board of Directors or as executive officers. We cannot predict or estimate the amount of additional costs we may incur as a result of being a public company or the timing of such costs.

Results of Operations

We are still in the development stage and expect to operate at a loss for our operations, as we develop and distribute our magazine and continue our initial marketing and advertising campaigns.

We printed and distributed our inaugural magazine issue in the first quarter of 2007 and have started to generate advertising revenue for the company

We filed an initial registration statement on Form SB-2 with the U.S. Securities and Exchange Commission in April 2006, which was made effective on May 24, 2006. As of February 28, 2007 the offering was completed for total proceeds to us of $60,000 (1,200,000 shares at $0.05), which we are now using in the implementation of our business plans.

We generated revenues of $2,710 in 2007 and $0 in 2006. For the period from inception (December 13, 2005) to February 28, 2007, we accumulated revenues of $2,710. We incurred operating expenses of $983 and $32,745, respectively for year 2006 and 2007 and a total of $33,728 for the period from inception (December 13, 2005) to February 28, 2007. These expenses consisted of auditing fees in the amount of $6,026, legal fees of $3,465, wages and salaries of $5,425, administrative expenses of $2,851, depreciation expense of $45 and a total of $15,916 expended to date for website and magazine development, design and production.

Our comprehensive net loss for year 2006 and 2007, adjusted for foreign currency translation adjustment was $949 and $27,405, respectively. Since the date of inception, we have incurred a comprehensive net loss, adjusted for foreign currency adjustment $2,717, of $28,354, or $0.02 per share.

Our auditors have expressed the opinion that in our current state, there is substantial doubt about our ability to continue as a going concern.

Liquidity and Capital Resources

At February 28, 2007, we had $42,770 in cash in the bank and property and equipment assets (less depreciation) valued at $896. Our accounts receivable was $2,464.

Our accounts payable at February 28, 2007 was $9,384, consisting of accounts payable due for auditing fees and administrative expenses incurred in our day-to-day operations. We also have a loan payable of $100 to a related party for start-up expenses.

Our stockholders' equity was a $36,646 at February 28, 2007.

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

Plan of Operation

1. Achieve a direct sampling target of 20,000 copies each month.

2. Lease and move into office space exclusively for PTM Publications and contract additional sales, writing, photography and administrative staff.

3. Develop and roll out a scaleable website.

4. Expand distribution to three new states within Malaysia.

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

Item 7. Financial Statements

Chang G. Park, CPA, Ph. D.
371 E STREET CHULA VISTA CALIFORNIA 91910-2615
TELEPHONE (858)722-5953 FAX (858) 408-2695 FAX (858) 764-5480
E-MAIL changgpark@gmail.com

To the Board of Directors and Stockholders
PTM Publications Incorporated
(A Development Stage Company)

We have audited the accompanying balance sheet of PTM Publications Incorporated (the Development Stage “Company”) as of February 28, 2007 and the related statements of operation, changes in shareholders’ equity and cash flows for the year then ended and for the period from December 13, 2005 (inception) to February 28, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of PTM Publications Incorporated as of February 28, 2006, and for the period from December 13, 2005 (inception) to January 31, 2006 were audited by other auditors whose report dated March 10, 2006, expressed an unqualified opinion on those statements. Their report included an explanatory paragraph regarding going concern.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PTM Publications Incorporated as of February 28, 2007, and the results of its operation and its cash flows for the year then ended and the period of December 13, 2005 (inception) to February, 2007 in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company’s losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Chang Park
____________________
CHANG G. PARK, CPA

April 28, 2007
San Diego, CA. 91910

Member of the California Society of Certified Public Accountants
Registered with the Public Company Accounting Oversight Board

PTM PUBLICATIONS INCORPORATED
(A Development Stage Company)
Consolidated Balance Sheets

ASSETS
	As of	As of
	February 28,	February 28,
	2007	2006
Current Assets
Cash	$42,770	$5,026
Accounts Receivable	2,464	-
Undeposited Funds		-

Total Current Assets	45,234	5,026

Fixed Assets	941	-
Less: Accumulated Depreciation	45	-
Fixed Assets, Net	896	-
TOTAL ASSETS	$46,130	$5,026

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$9,384	$875
Loan Payable - (related party)	100	100

Total Current Liabilities	_ 9,484	975
Total Liabilities	9,484	975

Stockholders' Equity
Common stock, ($0.001 par value, 50,000,000 shares authorized;
2,200,000 and 1,000,000shares issued and outstanding
as of February 28, 2007and 2006, respectively)	2,200	1,000
Additional paid-in capital	62,800	4,000
Deficit accumulated during development stage	(31,071)	(983)
Accumulated other comprehensive loss
Foreign currency translation adjustments	2,717	34

Total Stockholders' Equity	36,646	4,051
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$46,130	$5,026

See Notes to Financial Statements

PTM PUBLICATIONS INCORPORATED
(A Development Stage Company)
Consolidated Statements of Operations
			Inception to
	Year Ended February 28,		February 28,
	2007	2006	2007

Revenues
Revenues	$2,710	$-	$2,710

Total Revenues	2,710	-	2,710

Operating Costs
Auditing Fees	6,026	-	6,026
Legal Fees	3,465	-	3,465
Administrative Expenses	1,868	983	2,851
Wages & Salaries	5,425	-	5,425
Website & Magazine	15,916	-	15,916
Depreciation Expense	45	-	45

Total Operating Costs	(32,745)	(983)	(33,728)

Other Income & (Expenses)
Foreign Exhange Gain (loss)	(59)	-	(59)
Gain (loss) on currency exchange	6	-	6

Total Other Income & (Expenses)	(53)	-	(53)

Net Income (Loss)	$(30,088)	$(983)	$(31,071)

Basic and diluted earnings per share	$(0)	$(0)

Weighted average number of
common shares outstanding	1,727,870	1,000,000

See Notes to Financial Statements

PTM PUBLICATIONS INCORPORATED
(A Development Stage Company)
Consolidated Statements of Comprehensive Loss

			Inception to
	Year Ended February 28,		February 28,
	2007	2006	2007

Net Loss	$(30,088)	$(983)	$(31,071)

Foreign currency translation adjustment	2,683	34	2,717

Comprehensive loss	$(27,405)	$(949)	$(28,354)

See Notes to Financial Statements

PTM PUBLICATIONS INCORPORATED
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders' Equity

				Deficit	Accumulated
	Common	Common	Additional	Accumulated	Other
	Stock	Stock	Paid-in	During	comprehensive	Total
		Amount	Capital	Development	Income (loss)	Stockholders’
				Stage		Equity

Balance, December 13, 2005	-	$ -	$ -	$ -	$ -	$ -

Stock issued for cash
on December 14, 2005
@ $0.005 per share	1,000,000	1,000	4,000			5,000

Net loss, February 28, 2006				(983)		(983)

Foreign currency translation adjustments					34	34

Balance, February 28, 2006	1,000,000	$ 1,000	$4,000	$ (983)	$ 34	$ 4,051

Stock issued for cash during
the Quarter ended August 31, 2006
@ $0.05 per share	1,200,000	1,200	58,800			60,000

Net loss, February 28, 2007				(30,088)		(30,088)

Foreign currency translation adjustments					2,683	2,683

Balance, February 28, 2007	2,200,000	$ 2,200	$62,800	$(31,071)	$2,717	$ 36,646

See Notes to Financial Statements

PTM PUBLICATIONS INCORPORATED
(A Development Stage Company)
Consolidated Statements of Cash Flows
			Inception to
	Year Ended February 28,		February 28,
	2007	2006	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$ (27,405)	$ (949)	$ (28,354)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation	45	-	45

Changes in operating assets and liabilities:
Decrease (increase) accounts receivable	(2,464)	-	(2,464)
Accounts payable	8,509	875	9,384
Loan payable - (related party)	-	100	100

Net cash provided by (used in) operating activities	(21,315)	26	(21,289)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of equipment	-	-	-

Purchase of Fixed Assets	(941)		(941)
Net cash provided by (used in) investing activities	(941)	-	(941)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	1,200	1,000	2,200
Additional paid-in capital	58,800	4,000	62,800

Net cash provided by (used in) financing activities	60,000	5,000	65,000

Net increase (decrease) in cash	37,744	5,026	42,770
Cash at beginning of period	5,026	-	-

Cash at end of period	$ 42,770	$ 5,026	$ 42,770

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for :
Interest	-	-	-
Income Taxes	-	-	-

See Notes to Financial Statements

PTM PUBLICATIONS INCORPORATED
(A Development Stage Company)
Notes to the Consolidated Financial Statements February 28, 2007

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

PTM Publications Incorporated (the Company) was incorporated under the laws of the State of Nevada on December 13, 2005. The Company is in the development stage. Its activities to date have included capital formation, organization and development of its business plan. The Company has commenced operations.

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

PTM PUBLICATIONS INCORPORATED
(A Development Stage Company)
Notes to the Consolidated Financial Statements February 28, 2007

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

e. Depreciation

For financial and reporting purposes, the Company follows the policy of providing depreciation and amortization on the straight-line method over the estimated useful lives of the assets.

f. Use of Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dat
e of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In accordance with FASB 16 all adjustments are normal and recurring.

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

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be not realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

PTM PUBLICATIONS INCORPORATED
(A Development Stage Company)
Notes to the Consolidated Financial Statements February 28, 2007

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

j. Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). The purpose of SFAS No. 157 is to define fair value, establish a framework for measuring fair value, and enhance disclosures about fair value measurements.

The measurement and disclosure requirements are effective for the company beginning in the first quarter of fiscal year 2008.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159). SFAS No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS No. 159 is effective for the company beginning in the first quarter of fiscal year 2008, although earlier adoption is permitted.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, could have a material effect on the accompanying financial statements.

NOTE 3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had limited operations during the period from December 13, 2005 (inception) to February 28, 2007 and generated a net loss of $31,071. This condition raises substantial doubt about the Company’s ability to continue as a going concern. Because the Company is currently in the development stage and has minimal expenses, management believes that the company’s current cash of $42,770 is sufficient to cover the expenses they will incur during the next twelve months in a limited operations scenario or until they raise additional funding.

Management plans to raise additional funds through debt or equity offerings. There is no guarantee that the Company will be able to raise any capital through this or any other offerings.

NOTE 4. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common.

PTM PUBLICATIONS INCORPORATED
(A Development Stage Company)
Notes to the Consolidated Financial Statements February 28, 2007

NOTE 5. PROPERTY AND EQUIPMENT

Fixed Assets at February 28, 2007 consists of the following:

		Amount	Estimated Useful Lives
Computers		$ 941	5 years
$ 941
Less:	Accumulated Depreciation	$ (45)
Fixed asset, net		$896

Depreciation expense for year ended February 28, 2007 was $45.

NOTE 6. RELATED PARTY TRANSACTIONS

As of February 28, 2007, there is a total of $100 that has been forwarded by an officer of the Company; no specific repayment terms have been established.

NOTE 7. INCOME TAXES

As of February 28, 2007
Deferred tax assets:
Net operating loss carryforwards	$ (28,354)
Other	-0-
Gross deferred tax assets	4,253
Valuation allowance	(4,253)
Net deferred tax assets	$ -0-

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 8. NET OPERATING LOSSES

As of February 28, 2007, the Company has a net operating loss carryforwards of approximately $28,354. Net operating loss carryforward expires twenty years from the date the loss was incurred.

PTM PUBLICATIONS INCORPORATED
(A Development Stage Company)
Notes to the Consolidated Financial Statements February 28, 2007

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

In August 2006, the company completed an offering of shares of common stock in accordance with an SB-2 registration statement declared effective by the Securities and Exchange Commission on May 4, 2006. The company sold 1,200,000 shares of common stock, par value $0.001, at a price of $0.05 per share to approximately 32 investors. The aggregate offering price for the offering closed in August 2006 was $60,000, all of which was collected from the offering.

As of February 28, 2007 the Company had 2,200,000 shares of common stock issued and outstanding.

NOTE 10. STOCKHOLDERS’ EQUITY

The stockholders’ equity section of the Company contains the following classes of capital stock as of February 28, 2007:

Common stock, $ 0.001 par value: 50,000,000 shares authorized; 2,200,000 shares issued and outstanding.

Item 8.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 8A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Company management, including our chief executive officer and chief financial officer, have evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Form 10-KSB. Based on that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective to ensure that the information we are required to disclose in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in Securities and Exchange Commission rules and forms. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including cost limitations, the possibility of human error, judgments and assumptions regarding the likelihood of future events, and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 promulgated under the Exchange Act that occurred during the last fiscal quarter of the fiscal year ended February 28, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management is aware that there is a lack of segregation of duties at our company due to the limited number of employees dealing with general administrative and financial matters. At this time management believes that, given the individuals involved and the control procedures in place, the risks associated with such lack of segregation are insignificant, and that the potential benefits of adding additional employees to segregate duties more clearly do not justify the associated added expense. Management will continue to evaluate this segregation of duties. In addition, management is aware that many of our currently existing internal controls are undocumented. Our management will be working to document such internal controls over the coming year.

Item 8B.	Other Information.

None.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

Directors, Executive Officers and Key Employees

The following table sets forth certain information regarding our directors, executive officers and key employees as of February 28, 2007 and as of the date of the filing of this report:

Name and Address                                                         Age                                         Position(s) Held

Jasmin Bin Omar Jayaseelan                                          33                                           President, CEO, Principal Executive Officer and Chairman of the Board of Directors
17B Tingkat 2, Jln Sg Besi Indah 1/19E,
Tmn Sg Besi Indah, 43300 Seri Kembangan,
Selangor, Malaysia

Cheryl Lim Phaik Suan                                                    31                                          Treasurer, CFO, Principal Accounting  Officer and Director
No.47 Taman Impian Jln.Changkat Jong,
36000 Teluk Intan,
Perak, Malaysia

Jefferi Bin Omar Jayaseelan                                           34                                          Secretary and Director
No.23, 10 LG-1, Jalan Bayu 2,
Bukit Gita Bayu,
43300 Seri Kembangan,
Selangor, Malaysia

Background of Directors and Executive Officers

Jasmin Bin Omar Jayaseelan has been the President, CEO, and a Director of our company and its wholly-owned Subsidiary since inception. From 2004 to present, Mr. Jayaseelan has been the Founder, Chairman and a Director of Ellipsis Concept (M) Sdn Bhd, an advertising and event management company located in Kuala Lumpur, Malaysia. From 1997 to 2003, Mr. Jayaseelan was the Founder, Chairman and a Director of Web Ad Design Sdn Bhd, a multimedia and web design company located in Kelana Jaya, Selangor, Malaysia. From 1995 to 1996, Mr. Jayaseelan held the position of Art Director for Silicon Communications Sdn Bhd, a web design company located in Petaling Jaya, Selangor, Malaysia. Mr. Jayaseelan attended the Limkokwing Institute of Creative Technology in Kuala Lumpur, Malaysia and graduated with a Diploma in Graphic Design. Jasmin Bin Omar Jayaseelan is the brother of Jefferi Bin Omar Jayaseelan, a Director of our company. Mr. Jayaseelan devotes approximately 10 hours a week to our business.

Cheryl Lim Phaik Suan has been the Treasurer, CFO, and a Director of our company since inception. From July 2004 to present, Ms Lim has been the Executive, English Writer with Airtime Management & Programming Sdn Bhd, a radio broadcasting company located in Kuala Lumpur, Malaysia. From January 2004 to June 2004, Ms Lim held the position of Contributing Editor with Vital Culture Sdn Bhd, a magazine publishing company located in Kuala Lumpur, Malaysia. From October 2001 to December 2003, she held the position of Events Editor with Kakiseni Sdn Bhd, an online arts and culture publishing company located in Kuala Lumpur, Malaysia. From March 2000 to June 2004, Ms Lim also held the position of Contributor with various magazine and online publishing companies located in Kuala Lumpur, Malaysia; Singapore; and Cardiff, Wales, United Kingdom. From August 1996 to July 2000, she held the position of Network Scheduler with Measat Broadcast Network Systems Sdn Bhd, a satellite television broadcasting company located in Kuala Lumpur, Malaysia. From August 1995 to July 1996, she held the position of Junior Producer with AddAudio Sdn Bhd, an audio post-production company located in Petaling Jaya, Selangor, Malaysia. From November 1994 to July 1995, she was a Freelance Copywriter with Bozell Worldwide, an international advertising agency. Ms Lim worked from the Petaling Jaya, Selangor, Malaysia office. Ms Lim attended the Institute of Advertising Communications Training, Petaling Jaya, Selangor, Malaysia, where she graduated with a Certificate in Copywriting in December 1994. Ms. Lim is our editor, and currently devotes full time to our business.

Jefferi Bin Omar Jayaseelan has been the Secretary, and a Director of our company and its wholly-owned Subsidiary since inception. From 2002 to present, Mr. Jayaseelan has been the General Manager of Ellipsis Concept (M) Sdn Bhd, an advertising and event management company located in Kuala Lumpur, Malaysia.
From 1999 to 2001, he was a Senior Audio Engineer and Team Leader with AddAudio Sdn Bhd, an audio post-production company located in Petaling Jaya, Selangor, Malaysia. From 1993 to 1998, he was an Audio Engineer with AddAudio Sdn Bhd. Mr. Jayaseelan attended the School of Audio Engineering (SAE), Kuala Lumpur, Malaysia and graduated with a Diploma in Audio Engineering in 1993. Mr. Jayaseelan devotes 12 to 15 hours a week to our business.

Term of Office of Directors

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our stockholders or until removed from office in accordance with our bylaws. Our officers are appointed by our Board of Directors and hold office until the officer dies or resigns or the Board elects a successor or removes the officer.

Key Employees

None.

Family Relationships

Jasmin Bin Omar Jayaseelan and Jefferi Bin Omar Jayaseelan, officers and directors of our company, are brothers.

Involvement in Certain Legal Proceedings

None.

Audit Committee Financial Expert

No determination has been made as to whether any member of the audit committee qualified as an audit committee financial expert as defined in Item 401 of Regulation S-B.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who beneficially own more than 10% of a registered class of our equity securities, to file reports of beneficial ownership and changes in the beneficial ownership of our securities with the SEC of Forms 3 (Initial Statement of Beneficial Ownership), 4 (Statement of Changes of Beneficial Ownership of Securities) and 5 (Annual Statement of Beneficial Ownership of Securities). Directors, executive officers and beneficial owners of more than 10% of our Common Stock are required by SEC regulations to furnish us with copies of all Section 16(a) forms that they file. Based on a review of the SEC’s website, we believe that, with respect to our most recent fiscal year, all directors, executive officers and greater than 10% beneficial owners complied with all Section 16(a) filing requirements applicable to them.

Code of Ethics

We have adopted an informal Code of Ethics that applies to our officers, directors and employees, which we feel is sufficient at this time, given we are still in the start-up, development stage and have limited employees, officers and directors.

Item 10.	Executive Compensation

The Company has three executive officers, who are currently our only employees. None of these officers and directors draw a salary and do not intend to draw any salaries until such time as the company is successful in its business plans and generates cash flow. At such time, a special meeting will be held to determine whether salaries will be paid. The following summary compensation table sets forth information concerning compensation for services rendered in all capacities during 2006 and 2006 awarded to, earned by or paid to our executive officers.

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Jasmin Bin Omar Jayaseelan, President, CEO and Principal Executive Officer	2007	$0	0	0	0	0	0	0	$0
	2006	$0	0			0	0	0	$0
Cheryl Lim Phaik Suan. Treasurer, CFO and Principal Accounting Officer	2007	$0	0	0	0	0	0	0	$0
	2006	$0	0	0	0	0	0	0	$0
Jefferi Bin Omar Jayaseelan, Secretary	2007	$0	0	0	0	0	0	0	$0
	2006	$0	0	0	0	0	0	0	$0

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

	Option Awards					Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) (Exercisable) (b)	Number of Securities Underlying Unexercised Options (#) (Unexercisable) (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (j)
Jasmin Bin Omar Jayaseelan, President, CEO and Principal Executive Officer	0	0	0	0	N/A	0	0	0	0
	0	0	0	0	N/A	0	0	0	0
Cheryl Lim Phaik Suan. Treasurer, CFO and Principal Accounting Officer	0	0	0	0	N/A	0	0	0	0

 Option Grants in 2007

No options were granted during the fiscal year ended February 28, 2007. We have no outstanding warrants or stock options.

Director Compensation

None.

Employment Agreements

None.

Report on Repricing of Options

None.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table provides certain information regarding the ownership of our common stock, as of February 28, 2007 and as of the date of the filing of this annual report by:

•	each of our executive officers;

•	each director;

•	each person known to us to own more than 5% of our outstanding common stock; and

•	all of our executive officers and directors and as a group.

As of February 28, 2007 and the date of the filing of this annual report, we had a total of 2,200,000 shares of common stock issued and outstanding. Our officers and directors, who hold approximately 45% of our shares, may be able to exert control over the Company and its management. Except as indicated in footnotes to this table, the persons named in this table have sole voting and investment power with respect to all shares of common stock indicated below. Except where noted, the address of all listed beneficial owners is in care of our office address

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percent(%)
Jasmin Bin Omar Jayaseelan	400,000	18%
Jefferi Bin Omar Jayaseelan	400,000	18%
Cheryl Lim Phaik Suan _________________________________________	200,000	9%
All directors and executive officers as a group (6 persons)	1,000,000	45%

Changes in Control

None.

Item 12.	Certain Relationships, Related Transactions and Director Independence

At February 28, 2007, there is a total of $100 advanced by an officer for start-up costs; however, there is no specific repayment term.

We do not currently have any other related party transactions and have not yet formulated a policy for the resolution of any related transaction conflicts, should they arise.

Director Independence

The OTC Bulletin Board does not have a requirement that a majority of our Board of Directors be independent. However, with respect to the definition of independence utilized by NASDAQ, our officers and directors would be deemed to be independent.

Our Audit Committee is comprised of our officers and directors. NASDAQ requires at least three members on the Audit Committee, each of whom must be independent. NASDAQ also requires that, if its Chief Executive Officer’s compensation is determined by its Compensation Committee, the Compensation Committee must be comprised solely of independent directors. The Company currently does not meet either of these requirements.

The NASDAQ rules have both objective tests and a subjective test for determining who is an “independent director.” The objective tests state, for example, that a director is not considered independent if he or she is an employee of the Company or is a partner, executive officer or controlling stockholder of an entity to which the Company made, or from which the Company received, payments in the current or any of the past three fiscal years that exceed the greater of $200,000 or 5% of the recipient’s consolidated gross revenue for that year or a family member serves in the current fiscal year or has served at any time during the last three fiscal years as an executive officer of the Company. The subjective test states that an independent director must be a person who lacks a relationship that, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Item 13.	Exhibits

The following are being filed as part of this Annual Report on Form 10-KSB; all other exhibits required to be filed herein are incorporated by reference and can be found in their entirety in our original Form SB-2 registration statement filing on the SEC website at www.sec.gov.

Exhibit No.  Description

23            Consent of Auditors
31.1  Sec. 302 Certification of Principal Executive Officer
31.2  Sec. 302 Certification of Principal Accounting Officer
32.1  Sec. 906 Certification of Principal Executive Officer
32.2  Sec. 906 Certification of Principal Accounting Officer

Item 14.	Principal Accountant Fees and Services

Audit Fees

The audit fees of our accounting firms for the fiscal years ended February 28, 2007 and 2006 were approximately $4,000 and $2,000, respectively.

Audit-Related Fees

The fees of our accounting firm, Chang G. Park, CPA, for providing audit-related services such as reviewing our quarterly reports on Form 10-QSB for the fiscal year ended February 28, 2007 was approximately $3,800.

Tax Fees

Chang G. Park, CPA, does not provide us with tax compliance, tax advice or tax planning services.

All Other Fees

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

PTM PUBLICATIONS INCORPORATED, Registrant

May 24, 2007      /s/ Jasmin Bin Omar Jayaseelan
By: Jasmin Bin Omar Jayaseelan, Principal Executive Officer

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jasmin Bin Omar Jayaseelan By: Jasmin Bin Omar Jayaseelan	President, Chief Executive Officer (Principal Executive Officer) and Director	May 24, 2007

/s/ Cheryl Lim Phaik Suan By: Cheryl Lim Phaik Suan	Treasurer, Principal Accounting Officer and Director	May 24, 2007

/s/ Jefferi Bin Omar Jayaseelan By: Jefferi Bin Omar Jayaseelan	Secretary and Director	May 24, 2007