Form 10QSB
period 2007-05-31
PTM Publications INC
filed 2007-07-17
CIK 1355420

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended May 31, 2007

[ ] Transition report under Section 13 or 15(d) of the Exchange Act For the transition period from ---- to -----

Commission File Number 333-133575
PTM PUBLICATIONS INCORPORATED (Exact name of registrant as specified in its charter)
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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ X ] No []

At May 31, 2007, there were 2,200,000 shares of our common stock issued and outstanding.

TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements.......................................………………….. 2

Item 2. Management's Discussion and Analysis or Plan of Operation ... 10

Item 3. Controls and Procedures....................................……………….. 12

PART II: OTHER INFORMATION

Item 6. Exhibits...................................................………………………. 12

Signatures..........................................................………………………… 13

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

The financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the period presented have been made. The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-KSB for the fiscal year ended February 28, 2007, which can be found in its entirety on the SEC website at www.sec.gov under our SEC File Number 333-133575.

PTM PUBLICATIONS INCORPORATED
(A Development Stage Company)
Consolidated Balance Sheets
(U.S. Dollars)

ASSETS

	(Unaudited)	(Audited)
	As of	As of
	May 31,	Feb 28,
	2007	2007

Current Assets
Cash	$28,263	$42,770
Prepaid expenses	881	-
Accounts Receivable	13,160	2,464
	-
	-
Total Current Assets	42,304	45,234

Fixed Assets	969	941
Less: Accumulated Depreciation	97	45
Fixed Assets, Net	872	896

Other Asset
Security deposit	881	-
Total Other Asset	881	-

TOTAL ASSETS	$44,058	$46,130

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$15,764	$9,384
Loan Payable - (related party)	131	100

Total Current Liabilities	15,895	9,484

Total Liabilities	15,895	9,484

Stockholders' Equity

Common stock, ($0.001 par value, 50,000,000 shares authorized;
2,200,000 shares issued and outstanding
as of May 31, 2007, and February 28, 2007, respectively)	2,200	2,200
Additional paid-in capital	62,800	62,800
Deficit accumulated during development stage	(40,496)	(31,071)
Accumulated other comprehensive loss
Foreign currency translation adjustments	3,659	2,717

Total Stockholders' Equity	28,163	36,646

TOTAL LIABILITIES &
STOCKHOLDERS' EQUITY	$44,058	$46,130

See Notes to Financial Statements

PTM PUBLICATIONS INCORPORATED
(A Development Stage Company)
Consolidated Statements of Operations
(U.S. Dollars)
(Unaudited)

	Three Months Ended	Three Months Ended	Inception to
	May 31, 2007	May 31, 2006	May 31, 2007

Revenues

Revenues	$13,276	$0	$15,986
			15,986

Total Revenues	13,276	0	15,986

Operating Costs
Auditing Fees	3,953	0	9,979
Legal Fees	0	1,000	3,465
Administrative Expenses	780	8	3,631
Wages & Salaries	3,628	0	9,053
Website & Magazine	0	0	15,916
Printing Expenses	14,299	0	14,299
Depreciation Expense	48	0	93

Total Operating Costs	(22,709)	(1,008)	(56,437)

Other Income & (Expenses)
Foreign Exchange Gain (Loss)	0	100	(59)
Foreign Transaction Gain (Loss)	8	0	14

Total Other Income & (Expenses)	8	100	(45)

Net Income (Loss)	$(9,425)	$(908)	(40,496)

Basic earnings per share	$(0)	$(0)

Weighted average number of
common shares outstanding	2,200,000	1,000,000

See notes to financial statements

PTM PUBLICATIONS INCORPORATED
(A Development Stage Company)
Consolidated Statements of Comprehensive Loss
(U.S. Dollars)
(Unaudited)

	For Three Months Ended	For Three Months Ended	Inception to
	May 31, 2007	May 31, 2006	May 31, 2007

Net Loss	$(9,425)	$(908)	$(40,496)

Foreign currency translation adjustment	942	-	3,659

Comprehensive loss	$(8,483)	$(908)	$(36,837)

See notes to financial statements

PTM PUBLICATIONS INCORPORATED
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders' Equity
(U.S. Dollars)
(Unaudited)

				Deficit	Accumulated
	Common	Common	Additional	Accumulated	Other
	Stock	Stock	Paid-in	During	comprehensive	Total
		Amount	Capital	Development	Income (loss)
				Stage

Balance, December 13, 2005	-	$	$	$	$	$

Stock issued for cash on December 14, 2005
@ $0.005 per share	1,000,000	1,000	4,000			5,000

Net loss, February 28, 2006				(983)		(983)

Foreign currency translation adjustments					34	34

Balance, February 28, 2006	1,000,000	$ 1,000	$ 4,000	$ (983)	$ 34	$ 4,051

Stock issued for cash during the Quarter ended
August 31, 2006 @ $0.05 per share	1,200,000	1,200	58,800			60,000

Net loss, February 28, 2007				(30,088)		(30,088)

Foreign currency translation adjustments					2,683	2,683

Balance, February 28, 2007	2,200,000	$ 2,200	$ 62,800	$ (31,071)	$ 2,717	$ 36,646

Net loss, May 31, 2007				(9,425)		(9,425)

Foreign currency translation adjustments					942	942

Balance, May 31, 2007	2,200,000	$ 2,200	$ 62,800	$ (40,496)	$ 3,659	$ 28,163

See notes to financial statements

PTM PUBLICATIONS INCORPORATED
(A Development Stage Company)
Consolidated Statements of Cash Flows
(U.S. Dollars)
(Unaudited)

	Three Months	Three Months	Inception to
	Ended	Ended	May 31, 2007
	May 31, 2007	May 31, 2006

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(8,483)	$(908)	$(36,837)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation	48	0	93

Changes in operating assets and liabilities:

Decrease (increase) in Accounts Receivable	(10,696)	0	(13,160)
Increase in prepaid expenses	(881)	0	(881)
Accounts payable	6,380	(875)	15,764
Loan payable - (related party)	31		131

Net cash provided by (used in) operating activities	(13,601)	(1,783)	(34,890)

CASH FLOWS FROM INVESTING ACTIVITIES

Increase in security deposit	(881)		(881)
Purchase of Fixed Assets			941
Net cash provided by (used in) investing activities	(881)	0	60

CASH FLOWS FROM FINANCING ACTIVITIES

Issuance of common stock	0		2,200
Additional paid-in capital	0		62,800

Net cash provided by (used in) financing activities	0	0	65,000

Net increase (decrease) in cash	(14,482)	(1,783)	30,170
Foreign exchange effect	(25)		(1,907)
Cash at beginning of period	42,770	5,026	0

Cash at end of period	$28,263	$3,243	$28,263

	#REF!
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for :

Interest	$0	$0	$0

Income Taxes	$0	$0	$0

See notes to financial statements

PTM PUBLICATIONS INCORPORATED
(A Development Stage Company)
Notes to the Consolidated Financial Statements May 31, 2007

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
May 31, 2007

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

NOTE 3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had limited operations during the period from December 13, 2005 (inception) to May 31, 2007 and generated a net loss of $40,496. This condition raises substantial doubt about the Company’s ability to continue as a going concern. Because the Company is currently in the development stage and has minimal expenses, management believes that the company’s current cash of $28,263 is sufficient to cover the expenses they will incur during the next twelve months in a limited operations scenario or until they raise additional funding.

Management plans to raise additional funds through debt or equity offerings. There is no guarantee that the Company will be able to raise any capital through this or any other offerings.

PTM PUBLICATIONS INCORPORATED
(A Development Stage Company)
Notes to the Consolidated Financial Statements
May 31, 2007

NOTE 4. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common.

NOTE 5. PROPERTY AND EQUIPMENT

Fixed Assets at May 31, 2007 consists of the following:

		Amount	Estimated Useful Lives
Computers		$ 969	5 years
$ 969
Less:	Accumulated Depreciation	$ (97)
Fixed asset, net		$872

Depreciation expense for 3 months ended May 31, 2007 was $48.

NOTE 6. RELATED PARTY TRANSACTIONS

As of May 31, 2007, there is a total of $131 that has been forwarded by an officer of the Company; no specific repayment terms have been established.

NOTE 7. INCOME TAXES

As of May 31, 2007
Deferred tax assets:
Net operating loss carryforwards	$ (36,837)
Other	-0-
Gross deferred tax assets	5,526
Valuation allowance	(5,5260)
Net deferred tax assets	$ -0-

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 8. NET OPERATING LOSSES

As of May 31, 2007, the Company has a net operating loss carryforwards of approximately $36,837. Net operating loss carryforward expires twenty years from the date the loss was incurred.

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
May 31, 2007

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

As of May 31, 2007 the Company had 2,200,000 shares of common stock issued and outstanding.

NOTE 10. STOCKHOLDERS’ EQUITY

The stockholders’ equity section of the Company contains the following classes of capital stock as of May 31, 2007:

Common stock, $ 0.001 par value: 50,000,000 shares authorized; 2,200,000 shares issued and outstanding.

NOTE 11. LONG TERM LEASE AGREEMENT

The Company signed a lease agreement for its corporate offices in Malaysia commencing June 12, 2007 with the option of renewal for an additional one year.

The base rent is currently $441(RM 3,000) per month. The following is a schedule of payments under the above operating lease:

Year ending February 28,                  Amount

2008       $ 3,969
2009          5,292
2010          1,323

                                                                            $10,584

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

Results of Operations

We are a start-up company and have not yet generated or realized any revenues from our business operations. We are still in the development stage and expect to operate at a loss as we develop and test our magazine and begin our initial marketing and advertising campaigns.

We filed an initial registration statement on Form SB-2 with the U.S. Securities and Exchange Commission in April 2006, which was made effective on May 24, 2006. As of August 31, 2006 the offering was completed for total proceeds to the company of $60,000 (1,200,000 shares at $0.04)

We generated revenues of $13,276 for the first three months in 2007 and $0 in 2006. For the period from inception (December 13, 2005) to May 31, 2007, we accumulated revenues of $15,986. We incurred operating expenses of $1088 and $22,709, respectively for the first three months of 2006 and 2007 and a total of $56,437 for the period from inception (December 13, 2005) to May 31, 2007. These expenses consisted of auditing fees in the amount of $9,979, legal fees of $3,465, wages and salaries of $9,053, administrative expenses of $3,631, depreciation expense of $93 and a total of $30,215 expended to date for website and magazine development, design and production.

Our comprehensive net loss for the three months ended May 31, 2007 was $9,425. Since the date of inception, we have incurred a comprehensive net loss, adjusted for foreign currency adjustment $3,659, of $40,496, or $0.02 per share.

There was no cash provided by financing or investing activities for the three months ended May 31, 2007.

Our auditors have expressed the opinion that in our current state, there is substantial doubt about our ability to continue as a going concern.

Liquidity and Capital Resources

Our accounts payable at May 31, 2007 was $15.764, consisting of accounts payable due for auditing fees, printing and administrative expenses incurred in our day-to-day operations. We also have a loan payable of $131 to a related party for start-up expenses.

Our stockholders' equity was a $28,163 at May 31, 2007.

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

July 13, 2007     /s/ Jasmin Bin Omar Jayaseelan
By: Jasmin Bin Omar Jayaseelan, Principal Executive Officer

/s/ Cheryl Lim Phaik Suan
Cheryl Lim Phaik Suan, Treasurer,  Principal Accounting Officer and Director