Form 10QSB
period 2007-08-31
PTM Publications INC
filed 2007-10-22
CIK 1355420

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended August 31, 2007

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

At August 31, 2007, there were 2,200,000 shares of our common stock issued and outstanding.

TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements.......................................………………........….. 3

Item 2. Management's Discussion and Analysis or Plan of Operation ... 13

Item 3. Controls and Procedures....................................…………….......….. 15

PART II: OTHER INFORMATION

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

	PTM PUBLICATIONS INCORPORATED
	(A Development Stage Company)
	Consolidated Balance Sheets

ASSETS
		(Unaudited)	(Audited)
		As of	As of
		August 31,	Feb 28,
		2007	2007
		$	$
Current Assets
Cash		14,542	42,770
Prepaid Expenses		855	-
Accounts Receivable		-	2,464

Total Current Assets		15,398	45,234
Fixed Assets		10,453	941
Less: Accumulated Depreciation		300	45
Fixed Assets, Net		10,154	896

Other Asset
Security Deposit		1,084	-
Other Asset		1,084	-
TOTAL ASSETS		26,635	46,130

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable		8,241	9,384
Loan Payable - (related party)		149	100

Total Current Liabilities		8,390	9,484

Total Liabilities		8,390	9,484

Stockholders' Equity
Common stock, ($0.001 par value, 50,000,000 shares authorized;
2,200,000 and 1,000,000shares issued and outstanding
as of August 31, and February 28, 2007, respectively)		2,200	2,200
Additional paid-in capital		62,800	62,800
Deficit accumulated during development stage		(51,252)	(31,071)
Accumulated other comprehensive loss
Foreign currency translation adjustments		4,497	2,717

Total Stockholders' Equity		18,245	36,646

TOTAL LIABILITIES &
STOCKHOLDERS' EQUITY		26,635	46,130

The accompanying notes are an integral part of these consolidated financial statements.

		PTM PUBLICATIONS INCORPORATED
		(A Development Stage Company)
		Consolidated Statements of Operations (Unaudited)

	Six Months Ended	Six Months Ended	Three Months Ended	Three Months Ended	Inception to
	August 31, 2007	August 31, 2006	August 31, 2007	August 31, 2006	August 31, 2007
	$	$	$	$	$
Revenues

Revenues	13,808	-	531	-	16,651
Total Revenues	13,808		531		16,651

Operating Costs
Auditing Fees	5,761	3,200	1,807	3,200	12,083
Legal Fees	-	1,000		-	3,636
Administrative Expenses	3,211	735	2,431	727	6,221
Wages & Salaries	7,835	-	4,207	-	13,526
Website & Magazine	-	-	-	-	16,699
Printing Expenses	14,301	(4,935)	-	-	14,301
Rent&Utilities Expense	1,090	-	1,090	-	1,090
Depreciation Expense	256	-	208	-	304
Total Operating Costs	32,455	(4,935)	9,743	(3,927)	67,861

Other Income & (Expenses)
Foreign Exchange Gain (Loss)	-	-	-	-	(62)
Foreign Transaction Gain (Loss)	-	-	6	-	20

Total Other Income & (Expenses)	-	-	6	-	(42)

Net Income (Loss)	(18,647)	(4,935)	(9,207)	(3,927)	(51,252)

Basic earnings per share	(0.01)	(0.00)	(0.00)	(0.00)

Weighted average number of
common shares outstanding	2,200,000	1,263,438	2,200,000	1,526,875

The accompanying notes are an integral part of these consolidated financial statements.

PTM PUBLICATIONS INCORPORATED (A Development Stage Company)
Consolidated Statements of Comprehensive Loss (Unaudited)

	For Six Months Ended	For Six Months Ended	For Three Months Ended	For Three Months Ended	Inception to
	August 31, 2007	August 31, 2006	August 31, 2007	August 31, 2006	August 31, 2007
	$	$	$	$	$

Net Loss	(18,647)	(4,935)	(9,207)	(3,927)	(51,252)

Foreign currency translation adjustment	1,780	334	838	234	4,497

Comprehensive loss	(16,867)	(4,601)	(8,369)	(3,693)	(46,755)

The accompanying notes are an integral part of these consolidated financial statements.

PTM PUBLICATIONS INCORPORATED (A Development Stage Company)
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended	Six Months Ended	Three Months Ended	Three Months Ended	Inception to
	August 31, 2007	August 31, 2006	August 31, 2007	August 31, 2006	August 31, 2007
	$	$	$	$	$

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	(16,867)	(4,601)	(8,369)	(3,693)	(46,755)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation	256		208		300

Changes in operating assets and liabilities:

Accounts Receivable (Increase)	2,464		13,160
Increase in prepaid expenses	(855)		26		(855)
Accounts payable	(1,143)	3,045	(7,523)	3,920	8,241
Loan payable - (related party)	49	-	19	-	149

Net cash provided by (used in) operating activities	(16,096)	(1,556)	(2,479)	227	(38,921)

CASH FLOWS FROM INVESTING ACTIVITIES

Increase in security deposit	(1,084)	-	(203)	-	(1,084)
Purchase of Fixed Assets	(9,512)	-	(9,484)	-	(10,453)
Net cash provided by (used in) investing activities	(10,596)		(9,687)		(11,537)

CASH FLOWS FROM FINANCING ACTIVITIES

Issuance of common stock	-	1,200		1,200	13,766
Additional paid-in capital	-	58,800		58,800	55,066

Net cash provided by (used in) financing activities	-	60,000	-	60,000	68,832

Net increase (decrease) in cash	(26,692)	58,444	(12,166)	60,227	18,374
Foreign exchange effect	(1,536)		(1,555)	3,243	(3,832)
Cash at beginning of period	42,770	5,026	28,263	-	-

Cash at end of period	14,542	63,470	14,542	63,470	14,542

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for :

Interest	-		-

Income Taxes	-		-

The accompanying notes are an integral part of these consolidated financial statements.

PTM PUBLICATIONS INCORPORATED
(A Development Stage Company)
Notes to the Consolidated Financial Statements August 31, 2007

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

PTM PUBLICATIONS INCORPORATED
(A Development Stage Company)
Notes to the Consolidated Financial Statements August 31, 2007

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

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

i. Foreign Currency Translation and Transactions

The Company conducts business in Malaysia and the United States and uses the U.S. dollar as its reporting currency. The functional currency of the Malaysian subsidiary is the Ringgit Malaysia (RM). The financial statements of the Malaysian subsidiary have been translated under SFAS No. 52. Assets and liabilities are translated at the rate of exchange at the balance sheet date and revenues and expenses are translated at the average exchange rates during the year. The resulting exchange gains and losses are shown as a separated component of stockholders’ equity.

PTM PUBLICATIONS INCORPORATED
(A Development Stage Company)
Notes to the Consolidated Financial Statements August 31, 2007

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

NOTE 3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had limited operations during the period from December 13, 2005 (inception) to August 31, 2007 and generated a net loss of $51,252. This condition raises substantial doubt about the Company’s ability to continue as a going concern. Because the Company is currently in the operations stage and has expenses, management believes that the company’s current cash of $14,542 is sufficient to cover the expenses they will incur during the next twelve months in a limited operations scenario or until they raise additional funding.

Management plans to raise additional funds through debt or equity offerings. There is no guarantee that the Company will be able to raise any capital through this or any other offerings.

NOTE 4. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common.

PTM PUBLICATIONS INCORPORATED
(A Development Stage Company)
Notes to the Consolidated Financial Statements August 31, 2007

NOTE 5. PROPERTY AND EQUIPMENT

Fixed Assets at August 31, 2007 consists of the following:

		Amount	Estimated Useful Lives
Computers Office Equipment Leasehold Improvement		$ 969 9,234 5,250	5 years
		10,453
Less:	Accumulated Depreciation	(300)
Fixed asset, net		$10,154

Depreciation expense for 3 months ended August 31, 2007 was $208.

NOTE 6. RELATED PARTY TRANSACTIONS

As of August 31, 2007, there is a total of $149 that has been forwarded by an officer of the Company; no specific repayment terms have been established.

NOTE 7. INCOME TAXES

As of August 31, 2007
Deferred tax assets:
Net operating loss carryforwards	$ (46,755)
Other	-0-
Gross deferred tax assets	7,013
Valuation allowance	(7,013)
Net deferred tax assets	$ -0-

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 8. NET OPERATING LOSSES

As of August 31, 2007, the Company has a net operating loss carryforwards of approximately $46,755. Net operating loss carryforward expires twenty years from the date the loss was incurred.

PTM PUBLICATIONS INCORPORATED
(A Development Stage Company)
Notes to the Consolidated Financial Statements August 31, 2007

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

As of August 31, 2007 the Company had 2,200,000 shares of common stock issued and outstanding.

NOTE 10. STOCKHOLDERS’ EQUITY

The stockholders’ equity section of the Company contains the following classes of capital stock as of August 31, 2007:

Common stock, $ 0.001 par value: 50,000,000 shares authorized; 2,200,000 shares issued and outstanding.

NOTE 11. LONG TERM LEASE AGREEMENT

The Company signed a lease agreement for its corporate offices in Malaysia commencing June 12, 2007 with the option of renewal for an additional one year.

The base rent is currently $441(RM 3,000) per month. The following is a schedule of payments under the above operating lease:

                                                                                                                          Year ending February 28,                                                   Amount
                                                                                                                                              2008                                                                                 3,969.00
2009                                                                                  5,292.00
2010        1,323.00
                                                                                                                                        $10.584.00

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the information contained in the audited financial statements and notes thereto set forth in our Annual Report on Form 10-KSB for the year ended February 28, 2007, which can be found in its entirety on the SEC website at www.sec.gov , filed under our SEC File Number 333-133575.

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

We are still in the development stages and are continuing to design and print our publication, called "The Property Magazine", which is directed at property owners, home buyers, real estate agents, brokers, home builders, renters, property managers and owners, and ancillary service providers at all levels of business throughout Malaysia. We are currently soliciting property owners and advertisers for our publication. We intend to market and target a total circulation of approximately 30,000 copies per month during our next year of operation, increasing to 60,000 copies per month by the end of our third year. The magazine will be updated and published monthly. Sample distribution, organizational sales and direct mail to targeted lists of industry contacts are some of the methods we intend to utilize to build our subscription base.

Results of Operations

We conduct business in Malaysia and the United States and use the U.S. dollar as our reporting currency. The functional currency of the Malaysian subsidiary is the Ringgit Malaysia (RM). The financial statements of the Malaysian subsidiary have been translated under SFAS No. 52. Assets and liabilities are translated at the rate of exchange at the balance sheet date and revenues and expenses are translated at the average exchange rates during the year. The resulting exchange gains and losses are shown as a separated component of stockholders’ equity.

Our financial statements and information for the three months ended August 31, 2007 have been prepared by our Management on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We have generated revenues of $531 and $13,808 for the three and six months ended August 31, 2007, respectively.

The consolidated financial statements of PTM Publications, Incorporated include those accounts of PTM Publications Sdn Bhd, a Malaysian Corporation. PTM Publications, Incorporated owns title to all of the assets and liabilities of the consolidated financial statement. All significant inter-company transactions have been eliminated.

These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Three Months Ended August 31, 2007 compared to the Three Months Ended August 31, 2006

We incurred net losses of $9,207 for the three month period ended August 31, 2007, as compared to a net loss of $3,927 for the three-month period ended August 31, 2006. The increase was mainly attributed to wages and salaries paid to our employees, none of which are officers, directors or shareholders ($4,207 - 2007 compared to $0 - 2006), administrative expense ($2,431 - 2007 compared to $727 - 2006) and rent/utilities expense ($1,090 - 2007 compared to $0 - 2006. Our other expenses for the three month period ended August 31, 2007 consisted of $1,807 in auditing fees and $208 in depreciation expense.

Liquidity and Capital Resources

We entered into a one-year lease agreement for our corporate offices in Malaysia with an unrelated third party, commencing June 12, 2007, with the option of renewal for an additional one year. The base rent is currently $441US (RM 3,000) per month.

At August 31, 2007, we had total assets of $26,635, consisting of cash in the bank in the amount of $14,542, prepaid expenses of $855, net fixed assets of $10,154 and a security deposit of $1,084 on our leased premises.

Our accounts payable at August 31, 2007 were $8,241. In addition, we have an outstanding loan payment due to an officer, director and shareholder of the Company in the amount of $149. This balance is non-interest bearing, unsecured, and has no fixed terms of repayment.

There are currently no options, warrants, rights or other securities conversion rights issued and/or outstanding at August 31, 2007.

Plan of Operation

We intend to continue to grow our business and solicit new customers for our magazine. In addition, as funds allow, we intend to develop and operate a website (www.ptmpublications.com) and a mirror website ( www.ptm.com.my in Malaysia) that we feel will compliment our magazine by initially acting as a promotional tool, and then towards the end of year one, by providing a more comprehensive information database of property related interests. The website will cater to a broader range of consumers including those looking for ancillary products such as home repair services, gardening services, mortgage data and various other property resources.

Off-Balance Sheet Arrangements

We have not entered into any transactions with unconsolidated entities whereby we have financial guarantees or other contingent arrangements that expose us to material continuing risks, contingent liabilities or any other obligations that provide financing, liquidity, market risk or credit risk support to us.

ITEM 3. CONTROLS AND PROCEDURES

Critical Accounting Policies

The financial statements included herein have been prepared by Management pursuant to the rules and regulations of the Securities and Exchange Commission. Management believes the disclosures made are adequate to make the information not misleading. The financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles. Preparing financial statements requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are affected by Management's application of accounting policies. These important accounting policies include the successful efforts method of accounting for property and equipment, revenue recognition, accounting for income taxes and foreign currency translation.

Management maintains disclosure controls and procedures designed to ensure that we are able to timely collect the information we are required to disclose in our reports filed with the U.S. Securities and Exchange Commission. Within the 90 days prior to the date of this report, we performed an evaluation, under the supervision and with the participation of our Management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the evaluation, our Principal Executive Officer and Principal Financial Officer concluded that the current disclosure controls are effective in timely alerting us to any material information required to be included in our periodic SEC filings.

We also maintain a system of internal controls designed to provide reasonable assurance that (i) transactions are executed in accordance with Management's general and specific authorization; (ii) transactions are recorded as necessary to permit preparation of financial statements in conformity with generally accepted accounting principles and to maintain accountability for assets; (ii) access to assets is permitted only in accordance with Management's general or specific authorization; and (iv) the recorded accountability for assets is compared with the existing assets at reasonable intervals and appropriate action is taken with respect to any differences. We believe that our internal controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principals. Since our most recent evaluation, there have been no changes in our internal controls or in other factors that could significantly affect our internal controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk factors set forth and discussed in our initial registration statement on Form 10-SB and our annual report on Form 10-KSB for the year ended February 28, 2007, which have not changed as of the date of the filing of this report and could materially affect our business, financial condition or future results. In addition, the risks described in the registration statement and our annual report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered securities during the three months ended August 31, 2007.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A) The following exhibits are included herein, except for the exhibits marked with an asterisk, which are incorporated herein by reference and can be found in our original Form 10-SB registration statement under our SEC File Number 333-33575 at the U.S. Securities and Exchange Commission's website (www.sec.gov).

Exhibit No.                     Description

* 3(i)                              Articles of Incorporation
*3(ii)                              Bylaws
31.1                                Sec. 302 Certification of Principal Executive Officer
31.2                                Sec. 302 Certification of Principal Accounting Officer
32.1                                Sec. 906 Certification of Principal Executive Officer
32.1                                Sec. 906 Certification of Principal Accounting Officer

B) There were no reports on Form 8-K filed during the three month period ended August 31, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PTM PUBLICATIONS INCORPORATED, Registrant

October 18, 2007                                   /s/ Jasmin Bin Omar Jayaseelan
By: Jasmin Bin Omar Jayaseelan, Principal Executive Officer

/s/ Cheryl Lim Phaik Suan
Cheryl Lim Phaik Suan, Treasurer, Principal Accounting Officer and Director