Form 10QSB
period 2007-11-30
PTM Publications INC
filed 2008-01-15
CIK 1355420

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

[X]   Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended November 30, 2007

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

At November 30, 2007, there were 2,200,000 shares of our common stock issued and outstanding.

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

	PTM PUBLICATIONS INCORPORATED
	(A Development Stage Company)
	Consolidated Balance Sheets

ASSETS
		(Unaudited)	(Audited)
		As of	As of
		November 30,,	February 28,
		2007	2007
		$	$
Current Assets
Cash		4,336	42,770
Prepaid Expenses		-	-
Accounts Receivable		-	2,464

Total Current Assets		4,336	45,234
Fixed Assets		10,870	941
Less: Accumulated Depreciation		1,056	45
Fixed Assets, Net		9,814	896

Other Asset
Security Deposit		1,572	-
Other Asset		1,572	-
TOTAL ASSETS		15,722	46,130

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable		9,014	9,384
Loan Payable - (related party)		166	100

Total Current Liabilities		9,180	9,484

Total Liabilities		9,180	9,484

Stockholders' Equity
Common stock, ($0.001 par value, 50,000,000 shares authorized;
2,200,000 and 1,000,000shares issued and outstanding
as of November 30 and February 28, 2007, respectively)		2,200	2,200
Additional paid-in capital		62,800	62,800
Deficit accumulated during development stage		(62,094)	(31,071)
Accumulated other comprehensive loss
Foreign currency translation adjustments		3,636	2,717

Total Stockholders' Equity		6,542	36,646

TOTAL LIABILITIES &
STOCKHOLDERS' EQUITY		15,722	46,130

The accompanying notes are an integral part of these consolidated financial statements.

		PTM PUBLICATIONS INCORPORATED
		(A Development Stage Company)
		Consolidated Statements of Operations (Unaudited)

	Nine Months Ended	Nine Months Ended	Three Months Ended	Three Months Ended	Inception to
	November 30, 2007	November 30, 2006	November 30, 2007	November 30, 2006	November 30, 2007
	$	$	$	$	$
Revenues

Revenues	15,132	-	1,216	-	17,842
Total Revenues	15,132	-	1,216	-	17,842

Operating Costs
Auditing Fees	7,597	4,600	1,800	1,400	13,623
Legal Fees	-	1,000	-	-	3,465
Administrative Expenses	5,188	771	1,963	36	8,039
Wages & Salaries	14,358	1,095	6,501	1,095	19,783
Website & Magazine	117	15,908	117	15,908	16,033
Printing Expenses	14,421	-	-	-	14,421
Rent&Utilities Expense	3,467	-	2,384	-	3,467
Depreciation Expense	1,011	-	758	-	1,056
Total Operating Costs	32,455	23,374	9,743	18,439	79,886

Other Income & (Expenses)
Foreign Exchange Gain (Loss)	-	-	-	-	(59)
Foreign Transaction Gain (Loss)	4	-	(11)	-	10

Total Other Income & (Expenses)	4	-	(11)	-	(49)

Net Income (Loss)	(31,023)	(23,374)	(12,318)	(18,439)	(62,094)

Basic earnings per share	(0.01)	(0.00)	(0.00)	(0.00)

Weighted average number of
common shares outstanding	2,200,000	1,573,355	2,200,000	2,200,000

The accompanying notes are an integral part of these consolidated financial statements.

PTM PUBLICATIONS INCORPORATED (A Development Stage Company)
Consolidated Statements of Comprehensive Loss (Unaudited)

	For Nine Months Ended	For Nine Months Ended	For Three Months Ended	For Three Months Ended	Inception to
	November 30, 2007	November 30, 2006	November 30, 2007	November 30, 2006	November 30, 2007
	$	$	$	$	$

Net Loss	(31,023)	(23,374)	(12,318)	(18,439)	(62,094)

Foreign currency translation adjustment	919	1,080	(883)	746	4,497

Comprehensive loss	(30,104)	(22,294)	(13,201)	(17,693)	(58,458)

The accompanying notes are an integral part of these consolidated financial statements.

PTM PUBLICATIONS INCORPORATED (A Development Stage Company)
Consolidated Statements of Cash Flows (Unaudited)

	NineMonths Ended	NineMonths Ended	Three Months Ended	Three Months Ended	Inception to
	November 30, 2007	November 30, 2006	November 30, 2007	November 30, 2006	November 30, 2007
	$	$	$	$	$

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	(30,104)	(22,294)	(13,201)	(17,693)	(58,458)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation	1,011	-	758	-	1,056

Changes in operating assets and liabilities:

Accounts Receivable (Increase)	2,464	-	-	-	-
Increase in prepaid expenses	-	-	855	-	-
Accounts payable	(370)	8,174	773	5,129	9,014
Loan payable - (related party)	66	-	17	-	166

Net cash provided by (used in) operating activities	(26,933)	(14,120)	(10,799)	(12,564)	(48,222)

CASH FLOWS FROM INVESTING ACTIVITIES

Increase in security deposit	(1,572)	-	(483)	-	(1,572)
Purchase of Fixed Assets	(9,929)	(903)	-	(903)	(10,870)
Net cash provided by (used in) investing activities	(11,501)	(903)	(488)	(903)	(12442)

CASH FLOWS FROM FINANCING ACTIVITIES

Issuance of common stock	-	1,200	-	-	2,200
Additional paid-in capital	-	58,800	-	-	62,800

Net cash provided by (used in) financing activities	-	60,000	-	-	65,000

Net increase (decrease) in cash	(38,434)	44,977	(111,287)	(13,467)	4,336
Foreign exchange effect	-	-	1,081	-	(-
Cash at beginning of period	42,770	5,026	14,542	63,470	-

Cash at end of period	4, 336	50,003	4,336	50,003	4,336

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for :

Interest	-		-

Income Taxes	-		-

The accompanying notes are an integral part of these consolidated financial statements.

PTM PUBLICATIONS INCORPORATED
(A Development Stage Company)
Notes to the Consolidated Financial Statements November 30, 2007

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Basis of Accounting

The Company’s financial statements are prepared using the accrual method of accounting. The Company has elected a February 28 year-end.

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

PTM PUBLICATIONS INCORPORATED
(A Development Stage Company)
Notes to the Consolidated Financial Statements November 30, 2007

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

PTM PUBLICATIONS INCORPORATED
(A Development Stage Company)
Notes to the Consolidated Financial Statements November 30, 2007

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

NOTE 3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had limited operations during the period from December 13, 2005 (inception) to November 30, 2007 and generated a net loss of $62,094. This condition raises substantial doubt about the Company’s ability to continue as a going concern.

Management plans to raise additional funds through debt or equity offerings. There is no guarantee that the Company will be able to raise any capital through this or any other offerings.

NOTE 4. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common.

PTM PUBLICATIONS INCORPORATED
(A Development Stage Company)
Notes to the Consolidated Financial Statements November 30, 2007

NOTE 5. PROPERTY AND EQUIPMENT

Fixed Assets at November 30, 2007 consists of the following:

		Amount	Estimated Useful Lives
Computers Office Equipment Leasehold Improvement		$ 978 7,253 2,639	5 years
		10,870
Less:	Accumulated Depreciation	(1,056)
Fixed asset, net		$9,814

Depreciation expense for 3 months ended November 30, 2007 was $1,011.

NOTE 6. RELATED PARTY TRANSACTIONS

As of November 30, 2007, there is a total of $166 that has been forwarded by an officer of the Company; no specific repayment terms have been established.

NOTE 7. INCOME TAXES

As of November 30, 2007
Deferred tax assets:
Net operating loss carryforwards	$ (9,314)
Other	-0-
Gross deferred tax assets	9,314
Valuation allowance	(9,314)
Net deferred tax assets	$ -0-

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 8. NET OPERATING LOSSES

As of  November 30, 2007, the Company has a net operating loss carryforwards of approximately $62,094. Net operating loss carryforward expires twenty years from the date the loss was incurred.

PTM PUBLICATIONS INCORPORATED
(A Development Stage Company)
Notes to the Consolidated Financial Statements November 30, 2007

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

As of November 301, 2007 the Company had 2,200,000 shares of common stock issued and outstanding.

NOTE 10. STOCKHOLDERS’ EQUITY

The stockholders’ equity section of the Company contains the following classes of capital stock as of November 30, 2007:

Common stock, $ 0.001 par value: 50,000,000 shares authorized; 2,200,000 shares issued and outstanding.

NOTE 11. LONG TERM LEASE AGREEMENT

The Company signed a lease agreement for its corporate offices in Malaysia commencing June 12, 2007 with the option of renewal for an additional one year.

The base rent is currently $437 (RM 1,500) per month. The following is a schedule of payments under the above operating lease:

                                                                             Year ending February 28,               USD                              RM
                                                                                                                2008                           $ 1,311                           $ 4,500
                                                                                                                2009                              5,244                            18,000
                                                                                                                2010                              1,529                              5,250
                                                                                                                               8,084                            27,750

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

Our financial statements and information for the three months ended November 30, 2007 have been prepared by our Management on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We have generated revenues of $1,216 and $15,132 for the three and nine months ended November 30, 2007, respectively.

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

Three Months Ended November 30, 2007 compared to the Three Months Ended November 30, 2006

We incurred net losses of $12,318 for the three month period ended November 30, 2007, as compared to a net loss of $18,439 for the three-month period ended November 30, 2006. The decrease was mainly attributed to a decrease in website and magazine development costs ($117 - 2007 compared to $15,908 - 2006); however, wages and salaries increased ($6,501 - 2007 compared to $1,095 - 2006).

Liquidity and Capital Resources

We entered into a one-year lease agreement for our corporate offices in Malaysia with an unrelated third party, commencing June 12, 2007, with the option of renewal for an additional one year. The base rent is currently $441US (RM 1,500) per month.

At November 30, 2007, we had total assets of $15,722, consisting of cash in the bank in the amount of $4,336, net fixed assets of $9,814 and a security deposit of $1,572 on our leased premises.

Our accounts payable at November 30, 2007 were $9,180. In addition, we have an outstanding loan payment due to an officer, director and shareholder of the Company in the amount of $166. This balance is non-interest bearing, unsecured, and has no fixed terms of repayment.

There are currently no options, warrants, rights or other securities conversion rights issued and/or outstanding at November 30, 2007.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered securities during the three months ended November 30, 2007.

ITEM 6. EXHIBITS

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

January 14, 2008                                   /s/ Jasmin Bin Omar Jayaseelan
By: Jasmin Bin Omar Jayaseelan, Principal Executive Officer

January 14, 2008                                   /s/ Cheryl Lim Phaik Suan
Cheryl Lim Phaik Suan, Treasurer, Principal Accounting Officer and Director