Form 10KSB
period 2008-02-29
PTM Publications INC
filed 2008-05-29
CIK 1355420

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10K-SB

X ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 29, 2008

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
                                                                                                                    (State or other jurisdiction                                                                                      (I.R.S. Employer Identification No.)
                                                                                                              of incorporation or organization)
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  X    NO __

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB: ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  X    NO ____

Issuer is a development stage company and has had only limited revenues since inception. Revenues for the fiscal year ended February 29, 2008 were $16,442 US.

Issuer is a non-accelerated Filer.

As of February 29, 2008, Issuer had a total of 2,200,000 shares of common stock, par value $0.001 per share, issued and outstanding; 1,200,000 shares were held by non-affiliates.

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

Transitional Small Business Disclosure Format (check one): Yes X No ___

TABLE OF CONTENTS

PART I

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer

Item 8. Changes in and Disagreements With Accountants on Accounting and
Financial Disclosure .......................................................................................................................................22
Item 8A. Controls and Procedures ................................................................................................................22
Item 8B. Other Information .............................................................................................................................22

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance
With Section 16(a) of the Exchange Act .......................................................................................................23
Item 10. Executive Compensation ..................................................................................................................25
Item 11. Security Ownership of Certain Beneficial Owners and Management and Related

PART I
Item 1. Description of Business

General

PTM Publications Incorporated was incorporated in the State of Nevada on December 13, 2005. We were formed to engage in the magazine publishing business in Malaysia. In February, 2006, we acquired 100% ownership in a privately-held company incorporated under the laws of Malaysia under the name of PTM Publications Sdn Bhd. The corporation was formed by Jasmin Bin Omar Jayaseelan and Jefferi Bin Omar Jayaseelan, brothers and officers and directors of our company, to use for a private business, which was never started. Jasmin and Jefferi Bin Omar Jayaseelan assigned all of their right, title and interest in and to the corporation to us for $1.00 U.S. and it is the entity which operates our magazine in Malaysia (the "wholly-owned Subsidiary").

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

Principal Products and Business Operations

We are still in the development stages and are continuing to design and print our publication, called "The Property Magazine", which is directed at property owners, home buyers, real estate agents, brokers, home builders, renters, property managers and owners and ancillary service providers at all levels of business throughout Malaysia. We are continuing to solicit property owners, advertisers and customers for our publication. We are currently marketing and targeting a total circulation of approximately 4,000 copies per month and expect to increase our distribution to approximately 20,000 copies per month by the end of 2008. The magazine is updated and published monthly. Sample distributions, organizational sales and direct mail to targeted lists of industry contacts are some of the methods we are utilizing to build our subscription base.

The magazine is a high gloss, approximately 52-page issue, with a contemporary look. Appealing and informative presentation of up-to-the-month marketable properties is our constant goal. The magazine is designed to be entertaining and newsworthy, as well as informative and, currently, there are no other magazines like it available today in Malaysia.

The Property Magazine combines the utility of a one-stop market for buyers and sellers to advertise the properties they have for sale, as well as a medium for developers, renters and other ancillary services to reach their target markets. The editorial content of the magazine includes Hot Tips, Personalities, Commercial/ Residential and Quick Sale listings, each described as follows:

•
Hot Tips - The hot tips section playfully lures readers with articles highlighting Feng Shui and advice on how to maximize buying or selling opportunities, but does not provide direct investment advice. It also provides handy home tips, insights on decorating and home improvement and gardening/ landscaping design tips.

•
Personalities - Well-known, successful property personalities, both local and abroad, are approached to provide valuable insight from their wealth of knowledge and years of experience. We create these personality profiles using information available through magazine and internet articles and/or through personal conversations with local personalities.

•	Commercial/Residential - The heart of the magazine is composed of residential and commercial property advertisements accompanied by photographs and descriptions.

•	Quick Sale - This section highlights properties that owners have deemed necessary for immediate sale and is the equivalent of a "bargain" section.

In addition, as funds allow, we intend to develop and operate a website (www.ptmpublications.com) and a mirror website ( www.ptm.com.my in Malaysia) that we feel will compliment our magazine by initially acting as a promotional tool and by providing a more comprehensive information database of property related interests. The website will cater to a broader range of consumers including those looking for ancillary products such as home repair services, gardening services, mortgage data and various other property resources.

A significant portion of the Malaysian economy has evolved around helping consumers as they navigate through the home and real estate cycle. An enormous network of support services and products exists to assist consumers in buying a property, building a property, renting a property, moving, owning a property and/or selling a property.

Target Markets for our Product

Every participant in the home and real estate cycle faces a unique set of challenges, all of which are addressed in our magazine:

➢
Home Buyers. In order to dispel the fear of purchasing the wrong home or paying too much for a home, consumers must be assured that they have considered all available options. Therefore, home buyers require an extensive amount of information and several decision tools to help bolster confidence during the home buying process. To make an informed decision, consumers need access to a comprehensive listing of homes for sale and require information about specific neighborhoods and listed prices of comparable homes for sale in a given geographic location. Once a home has been selected, consumers must consider a broad range of related services, including mortgage, title, escrow, insurance, moving and relocation services as well as remodeling alternatives. As a result, consumers are continually searching for additional information and resources to assist them in every aspect of the real estate transaction and need a comprehensive, convenient and integrated source of information that assists them in each step of the process

➢
Real Estate Agents and Brokers. Real estate agents and brokers depend on attracting and retaining customers in order to generate increasing numbers of transactions. Due to its size and complexity, it is not uncommon for the real estate transaction to take several months to complete. As a result, the job of real estate agents and brokers is complicated by a variety of factors. Therefore real estate agents and brokers are looking for additional opportunities to market their services, become more productive and compete more effectively for transactions. In addition, they seek greater efficiency in disseminating information to their prospective clients and are looking for tools that can help them streamline their current practices.

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

➢
Ancillary Service Providers. Consumers require a variety of products and services throughout their home and real estate life cycle. The real estate transaction provides service providers and retailers the opportunity to target consumers at a time when they are shifting their buying patterns. Providers and retailers of these products or services need an effective mechanism to reach consumers who are most interested in their offerings. Ideally, these providers of products and services would have a centralized location where they could advertise their offerings to a target group of consumers who are engaged in the real estate process.

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

Pricing and Projected Revenues

Our magazine has two revenue streams:

- Sales of single issues and subscriptions
- Sales of Advertising

"The Property Magazine" sells for $1.30 U.S. per single issue on the newsstand. A one-year subscription is $12.50 U.S.

We expect to gain a substantial portion of future revenues from advertising rates, as we build and increase our database of advertisers. As the awareness of our magazine builds, we project that the sources of subscriptions will be as follows:

•	Paid Space. This entails buying advertising in other publications to promote subscriptions to our magazine.

•
Shows and Exhibits. Several magazines have been successful selling subscriptions at shows and exhibits related to the editorial concept of the magazine. We continue to promote and sell our magazine at the many property and consumer lifestyle related exhibitions that take place in Malaysia regularly.

•
Reply Cards. A significant source of subscribers is expected to be from offers in The Property Magazine itself. Every issue of The Property Magazine, newsstand and subscription, contains information for subscribing.

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

Printing and Distribution Methods

Print Sdn Bhd, 136 Jalan Radin Anum Satu, Bandar Baru Seri Petaling, 57000 Kuala Lumpur, an unrelated third party, is the printerof our magazine. The printing costs for the magazine are approximately $7,895 for of 30,000 copies. There is no minimum order quantity from this printing company and we do not currently have any written agreements with them.

In addition, we do not have a contract but have verbally agreed to work with a distributor, Central Paper Agencies Sdn Bhd, No 425, Lebuh Pantal, 10300 Pulau Pinang, , Malaysia, an unrelated third party. We use the distribution company to deliver our magazines to various outlets, including retail shopping centers, grocery chains and other commercial shop lots. All copies not sold are collected and returned to us by the distributor and no distributor charges are incurred.

For promotional (non-revenue generating copies), distribution is done by the staff and/or officers of our company.

Advertising Sales Strategy

Efforts to sell advertising are directed at a wide range of real estate developers, marketers of business and consumer products and services. The Property Magazine's editorial environment and reader demographics are expected to make it a desirable forum for those companies currently advertising in other general business publications.

Initial sales calls have been made by our officers/directors and have focused initially on contacting the following groups via existing personal and professional relationships:

- Real Estate Developers
- Real Estate Agencies
- Ancillary Companies, like banks and investment companies, interior designers, construction, furniture and equipment manufacturers, etc.

Government and Industry Regulation

Magazine publications are subject to licensing and regulation by state and local authorities. Difficulties in obtaining or failure to obtain required licenses and approvals will result in delays in, or cancellation of, the printing of the magazine. Publishing licenses are also subject to suspension or non-renewal if the granting authority determines that the conduct of the holder does not meet the standards for initial grant or renewal. We have applied for and received a business license publishing license; no other permits or licenses are required. We comply with all relevant licensing and regulations.

Competition

We believe that the principal competitive factors in attracting consumers to our magazine are:

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

Our main existing and potential competitors are:

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

Employees and Employment Agreements

At present, we have no employees other than our three officers and directors. Jasmin Bin Omar Jayaseelan currently devotes 7-10 hours a week to our business, Jefferi Bin Omar Jayaseelan currently devotes 12- 15 hours a week to our business and Cheryl Lim Phaik Suan devotes full time. Ms. Lim is the only officer and/or director being compensated for his services. She is compensated for her position as editor of the magazine at $1105.26 US/month. The other directors and officers are not presently compensated for their services and do not have employment agreements with us. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt such plans in the future. There are presently no personal benefits available to any officers, directors or employees.

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

Number of Holders

As of February 29, 2008, the 2,200,000 issued and outstanding shares of common stock were held by a total of 35 shareholders of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal years ended February 29, 2008 and 2007. We have not paid any cash dividends since our inception and do not foresee declaring any dividends on our common stock in the foreseeable future.

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

Overview

We have incurred net losses since our inception and expect to incur substantial and increasing losses for the next several years as we expand and build our business. Since inception, we have incurred an accumulated deficit of $83,194. We have funded our losses to date through the sale of equity securities and advances from stockholders.

Summary Financial Data

	As of February 28, 2008	As of February 28, 2007
Statements of Operations Data:
Revenues	$ 16,442	$ 2,710
Operating Expenses	68,607	32,745
Net loss	(52,123)	(30,088)
Net loss per common share—basic and diluted	(0.02)	(0.02)
Weighted average number of shares of common stock outstanding	2,200,000	1,727,870

Balance Sheet Data:
Cash and cash equivalents	$ 95	$ 42,770
Accounts Receivable	-	2,464
Fixed Assets - Less Depreciation	9,910	896
Security Deposits	1,658	-
Total assets	11,664	46,130
Accumulated deficit	(83,194)	(31,071)

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

Our auditors’ reports contain a statement that our net loss and limited working capital raise substantial doubt about our ability to continue as a going concern. Our independent registered public accountants have stated in their report, included in Item 7. Financial Statements that our significant operating losses and working capital deficit raise substantial doubt about our ability to continue as a going concern. We had net losses of $ $52,123 and $30,088, respectively, for the fiscal years ended February 29, 2008 and February 28, 2007. We will be required to raise substantial capital to fund our capital expenditures, working capital, and other cash requirements since our current cash assets are exhausted and revenues are not yet sufficient to sustain our operations. We continue to develop our publication in an effort to grow our business and generate revenues; however, if we are unsuccessful in sustaining our operation, we will be forced to seek other financing to complete our business plans. The successful outcome of future financing activities cannot be determined at this time and there are no assurances that, if achieved, we will have sufficient funds to execute our intended business plan or generate positive operational results.

In addition to our current deficit, we expect to incur additional losses during the foreseeable future. Until we are able to promote and increase brand awareness of our magazine, we are unlikely to be profitable. Consequently, we will require substantial additional capital to continue our development and marketing activities. Since our current cash in the bank is exhausted, we are currently seeking alternative financing to sustain our operations; however, there is no assurance we will be successful in finding the cash required to continue to print and distribute our magazine or that we will not incur additional and unplanned expenses. -There is no assurance that we will be able to obtain additional financing through private placements and/or public offerings necessary to support our working capital requirements. To the extent that funds generated from any private placements and/or public offerings are insufficient, we will have to raise additional working capital through other sources, such as bank loans and/or financings. No assurance can be given that additional financing will be available, or if available, will be on acceptable terms.

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

We are incurring increased costs as a result of being a publicly-traded company. As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the Securities and Exchange Commission, have required changes in corporate governance practices of public companies. These new rules and regulations have increased our legal and financial compliance costs and have made some activities more time-consuming and costly. For example, as a result of becoming a public company, we have created additional board committees and have adopted policies regarding internal controls and disclosure controls and procedures. In addition, we have incurred additional costs associated with our public company reporting requirements. In addition, these new rules and regulations have made it more difficult and more expensive for us to obtain director and officer liability insurance, which we currently cannot afford to do. As a result of the new rules, it may become more difficult for us to attract and retain qualified persons to serve on our Board of Directors or as executive officers. We cannot predict or estimate the amount of additional costs we may incur as a result of being a public company or the timing of such costs.

Results of Operations

We are still developing our business and expect to operate at a loss for some time, as we continue to publish and distribute our magazine, and continue our initial marketing and advertising campaigns.

We printed and distributed our inaugural magazine issue in the first quarter of 2007 and have started to generate advertising revenues; however, they have not yet been substantial enough to sustain operations without additional cash flow from other financing sources.

We generated revenues of $16,442 for the fiscal year ended February 29, 2008, as compared to revenues of $2,710 for the fiscal year ended February 28, 2007. The change in revenues was due to the increase in sales of advertising space and subscriptions to the magazine. We incurred operating expenses of $68,607 and $32,745, respectively, for fiscal years ended February 29, 2008 and February 28, 2007. These expenses for the fiscal year ended February 29, 2008 consisted of auditing fees in the amount of $9,415 (2007 - $6,026), wages and salaries of $18,829 (2007 - $5,425), administrative expenses of $5,425 (2007 - $1,868), depreciation expense of $1,513 (2007 - $45), rent and utilities of $5,393 (2007 - Nil), website and magazine development expenses of $118 (2007 - $15,916) and printing expenses of $27,915 (2007 - Nil). The increase in auditing fees was due to the increase in fees charged from our auditor for quarterly reviews and audits. Wages and salaries, administrative expenses, depreciation expense, and rent and utilitites increased due to the start of the production and distribution of our magazine. We hired additional staff, leased and renovated new office space and purchased office equipment. Website and magazine development expense was lower for the year ended February 29, 2008 compared to the same period the previous year, as the expense from year ended February 28, 2007 reflected a one-time, initial design fee for our website and magazine layout. The increase in printing expenses from year ended February 28, 2007 to year ended February 29, 2008 was due to the cost of printing of our magazine.

Our comprehensive net loss for the fiscal year ended February 29, 2008, adjusted for foreign currency translation adjustment, was $52,123, or $0.02 per share, compared to $30,088, or $0.02 per share, for the fiscal year ended February 28, 2007. Since the date of inception, we have incurred a comprehensive net loss, adjusted for foreign currency adjustment, of $83,194.

Our auditors have expressed the opinion that in our current state, there is substantial doubt about our ability to continue as a going concern.

Liquidity and Capital Resources

At February 28, 2008, we only had $95 in cash in the bank and property and equipment assets (less depreciation) valued at $9,910 The only other asset we have is a refundable security deposit in the amount of $1,658.

Our accounts payable at February 29, 2008 was $26,031, consisting of accounts payable due for auditing fees and administrative expenses incurred in our day-to-day operations. We also have a loan payable of $638 to a related party, who is an officer and director, for start-up expenses.

Our stockholders' equity deficit was ($15,032) at February 29, 2008, as compared to $36,646 at February 28, 2007.

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
(A Development Stage Company)

We have audited the accompanying balance sheet of PTM Publications Incorporated (the Development Stage “Company”) as of February 29, 2008 and February 28, 2007 and the related consolidated statements of operation, changes in shareholders’ equity and cash flows for the year then ended and for the period from December 13, 2005 (inception) to February 29, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PTM Publications Incorporated and subsidiary as of February 29, 2008 and February 28, 2007, and the results of its operation and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company’s losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Chang Park
____________________
CHANG G. PARK, CPA

May 9, 2008
San Diego, CA. 91910

Member of the California Society of Certified Public Accountants
Registered with the Public Company Accounting Oversight Board

PTM PUBLICATIONS INCORPORATED
(A Development Stage Company)
Consolidated Balance Sheets

ASSETS
	As of	As of
	February 29,	February 28,
	2008	2007
	$	$
Current Assets
Cash	$95	$42,770
Accounts Receivable	-	2,464

Total Current Assets	95	45,234

Fixed Assets	11,468	941
Less: Accumulated Depreciation	1,558	45
Fixed Assets, Net	9,910	896
Other Asset
Security Deposit	1,658	-
Other Asset	1,658	-
TOTAL ASSETS	$11,664	$46,130

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Bank overdraw	27	-
Accounts Payable	$26,031	$9,384
Loan Payable - (related party)	638	100
Total Current Liabilities	26,696	9,484
Total Liabilities	26,696	9,484

Stockholders' Equity
Common stock, ($0.001 par value, 50,000,000 shares authorized;
2,200,000 and 1,000,000 shares issued and outstanding
as of February 29, 2008 and February 28, 2007, respectively)	2,200	2,200
Additional paid-in capital	62,800	62,800
Deficit accumulated during development stage	(83,194)	(31,071)
Accumulated other comprehensive loss
Foreign currency translation adjustments	3,162	2,717
Total Stockholders' Equity	(15,032)	36,646
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$11,664	$46,130

See Notes to the Consolidated Financial Statements

PTM PUBLICATIONS INCORPORATED
(A Development Stage Company)
Consolidated Statements of Operations
			Inception to
	Year Ended February 29	Year Ended February 28	February 29,
	2008	2007	2008

Revenues
Revenues	$ 16,442	$ 2,710	$ 19,152
Total Revenues	16,442	2,710	19,152

Operating Costs
Auditing Fees	9,415	6,026	15,441
Legal Fees	-	3,465	3,465
Administrative Expenses	5,425	1,868	8,276
Wages & Salaries	18,829	5,425	24,254
Website & Magazine	118	15,916	16,034
Printing Expense	27,915	-	27,915
Rent & Utilities Expense	5,393	-	5,393
Depreciation Expense	1,513	45	1,558
Total Operating Costs	68,607	32,745	102,335

Other Income & (Expenses)	-	-	-
Foreign Exchange Gain (Loss)	-	(59)	(59)
Foreign Transaction Gain (Loss)	42	6	48

Total Other Income & (Expenses)	42	(53)	(11)
Net Income (Loss)	(52,123)	(30,088)	(83,194)
Basic and diluted earnings per share	(0.02)	(0.02)
Weighted average number of
common shares outstanding	2,200,000	1,727,870

See Notes to the Consolidated Financial Statements

PTM PUBLICATIONS INCORPORATED
(A Development Stage Company)
Consolidated Statements of Comprehensive Loss

			Inception to
	Year Ended	Year Ended	February 29,
	February 29	February 28	2008
	2008	2007

Net Loss	$(53,123)	$(30,088)	$(83,194)

Foreign currency translation adjustment	445	2,683	3,162

Comprehensive loss	$(51,678)	$(27,405)	$(80,032)

See Notes to the Consolidated Financial Statements

PTM PUBLICATIONS INCORPORATED
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders' Equity

				Deficit	Accumulated
	Common	Common	Additional	Accumulated	Other
	Stock	Stock	Paid-in	During	comprehensive	Total
		Amount	Capital	Development	Income (loss)
				Stage

Balance, December 13, 2005	-	$ -	$ -	$ -	$ -	$ -

Stock issued for cash on December 14, 2005 @ $0.005 per share	1,000,000	1,000	4,000			5,000

Net loss, February 28, 2006				(983)		(983)

Foreign currency translation adjustments					34	34

Balance, February 28, 2006	1,000,000	$ 1,000	$ 4,000	$ (983)	$ 34	$ 4,051

Stock issued for cash during the Quarter ended August 31, 2006 @ $0.05 per share	1,200,000	1,200	58,800

Net loss, February 28, 2007				(30,088)		(30,088)

Foreign currency translation adjustments					2,683	2,683

Balance, February 28, 2007	2,200,000	$ 2,200	$ 62,800	$ (31,071)	$ 2,717	$ 36,646

Net loss, February 29, 2008				(52,123)		(52,123)

Foreign currency translation adjustments					445	445

Balance, February 29, 2008	2,200,000	$ 2,200	$ 62,800	$ (83,194)	$ 3,162	$ (15,032)

See Notes to the Consolidated Financial Statements

PTM PUBLICATIONS INCORPORATED
(A Development Stage Company)
Consolidated Statements of Cash Flows
			Inception to
	Year Ended	Year Ended	February 29,
	February 29	February 28	2008
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$ (51,678)	$ (27,405)	$ (80,032)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation	1,513	45	1,558

Changes in operating assets and liabilities:
Accounts Receivable ( Increase)	2,464	(2,464)	-
Increase in prepaid expenses	-	-	-
Accounts payable	16,647	8,509	26,031
Loan payable - (related party)	538	-	638
Net cash provided by (used in) operating activities	(30,517)	(21,315)	(51,806)

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in security deposit	(1,658)	-	(1,658)
Purchase of Fixed Assets	(10,527)	(941)	(11,468)
Net cash provided by (used in) investing activities	(12,185)	(941)	(13,126)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraw	27	-	27
Issuance of common stock	-	1,200	2,200
Additional paid-in capital	-	58,800	62,800
Net cash provided by (used in) financing activities	27	60,000	65,027

Net increase (decrease) in cash	(42,675)	37,744	95
Cash at beginning of period	42,770	5,026	-

Cash at end of period	$ 95	$ 42,770	$ 95

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for :
Interest	-	-	-
Income Taxes	-	-	-

See Notes to the Consolidated Financial Statements

PTM PUBLICATIONS INCORPORATED
(A Development Stage Company)
Notes to the Consolidated Financial Statements February 29, 2008

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

PTM PUBLICATIONS INCORPORATED
(A Development Stage Company)
Notes to the Consolidated Financial Statements February 29, 2008

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

PTM PUBLICATIONS INCORPORATED
(A Development Stage Company)
Notes to the Consolidated Financial Statements February 29, 2008

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

NOTE 3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had limited operations during the period from December 13, 2005 (inception) to February 29, 2008 and generated a net loss of $83,194. This condition raises substantial doubt about the Company’s ability to continue as a going concern. Because the Company is currently in the development stage and has minimal expenses, management believes that the company’s current cash of $95 will not be sufficient to cover the expenses they will incur during the next twelve months and that they will need  developing operations and may need to raise additional funding to continue operations.

Management plans to raise additional funds through debt or equity offerings. There is no guarantee that the Company will be able to raise any capital through this or any other offerings.

NOTE 4. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stock.

PTM PUBLICATIONS INCORPORATED
(A Development Stage Company)
Notes to the Consolidated Financial Statements February 29, 2008

NOTE 5. PROPERTY AND EQUIPMENT

Fixed Assets at February 29, 2008 consists of the following:

		Amount	Estimated Useful Lives
Computers Office Equipment Leasehold Improvement		$1,032 $7,652 $2,784	5 years
$ 11,468
Less:	Accumulated Depreciation	$ (1,558)
Fixed asset, net		$9,910

Depreciation expense for year ended February 29, 2008 was $1,513.

NOTE 6. RELATED PARTY TRANSACTIONS

As of February 29, 2008 there is a total of $638 that has been forwarded by an officer of the Company; no specific repayment terms have been established.

NOTE 7. INCOME TAXES

As of February 29, 2008
Deferred tax assets:
Net operating loss carryforwards	$ 12,479
Other	-0-
Gross deferred tax assets	12,479
Valuation allowance	(12,479)
Net deferred tax assets	$ -0-

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 8. NET OPERATING LOSSES

As of February 29, 2008, the Company has a net operating loss carryforwards of approximately $83,194. Net operating loss carryforward expires twenty years from the date the loss was incurred.

PTM PUBLICATIONS INCORPORATED
(A Development Stage Company)
Notes to the Consolidated Financial Statements February 29, 2008

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

As of February 29, 2008 the Company had 2,200,000 shares of common stock issued and outstanding.

NOTE 10. STOCKHOLDERS’ EQUITY

The stockholders’ equity section of the Company contains the following classes of capital stock as of February 29, 2008:

Common stock, $ 0.001 par value: 50,000,000 shares authorized; 2,200,000 shares issued and outstanding.

NOTE 11. LONG TERM LEASE AGREEMENT

The Company signed a lease agreement for its corporate offices in Malaysia commencing June 12, 2007 with the option of renewal for an additional one year.

The base rent is currently $442(RM 1,500) per month. The following is a schedule of payments under the above operating lease:

Year ended February 28,	Amount
	USD	RM
2009	5,631	18,000
2010	1,642	5,250
	$ 7,273	23,750

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 8A.	Controls and Procedures

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

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 promulgated under the Exchange Act that occurred during the last fiscal quarter of the fiscal year ended February 29, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management is aware that there is a lack of segregation of duties at our company due to the limited number of employees dealing with general administrative and financial matters. At this time management believes that, given the individuals involved and the control procedures in place, the risks associated with such lack of segregation are insignificant, and that the potential benefits of adding additional employees to segregate duties more clearly do not justify the associated added expense. Management will continue to evaluate this segregation of duties. In addition, management is aware that many of our currently existing internal controls are undocumented. Our management will be working to document such internal controls over the coming year.

Item 8B.	Other Information.

None.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

Directors, Executive Officers and Key Employees

The following table sets forth certain information regarding our directors, executive officers and key employees as of February 29, 2008 and as of the date of the filing of this report:

Name and Address                                                                                Age                                                            Position(s) Held

Jasmin Bin Omar Jayaseelan                                                                  34                                                             President, CEO, Principal Executive Officer and Chairman of the Board of Directors
17B Tingkat 2,
Jln Sg Besi Indah 1/19E, Tmn Sg Besi Indah,
43300 Seri Kembangan,
Selangor, Malaysia

Cheryl Lim Phaik Suan                                                                             32                                                             Treasurer, CFO, Principal Accounting Officer and Director
No.47 Taman Impian
Jln.Changkat Jong,
36000 Teluk Intan,
Perak, Malaysia

Jefferi Bin Omar Jayaseelan                                                                     35                                                            Secretary and Director
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

Code of Ethics

We have adopted an informal Code of Ethics that applies to our officers, directors , which we feel is sufficient at this time, given we are still in the start-up, development stage and have no employees, other than our officers and directors.

Item 10.	Executive Compensation

We have three executive officers, who are currently our only employees. None of these officers and directors draw a salary and do not intend to draw any salaries until such time as the company is successful in its business plans and generates cash flow. At such time, a special meeting will be held to determine whether salaries will be paid. The following summary compensation table sets forth information concerning compensation for services rendered in all capacities during 2008 and 2007 awarded to, earned by or paid to our executive officers.

SUMMARY COMPENSATION TABLE

Name and Prncipal Position	Year	Salary	Bonus	Stock	Option	Non-Equity	Change in Pension	All Other	Total
(a)	(b)	($)	($)	Awards	Awards	Incentive	Value Nonqualified	Compensation	($)
		(c)	(d)	($)	($)	Plan	Deferred	($)	(j)
				(e)	(f)	Compensation	Compensation	(i)
						($)	Earnings
						(g)	($)
							(h)
Jasmin Bin Omar Jayaseelan, President, CEO and Principal Executive Officer	2008	0	0	0	0	0	0	0	0
	2007	0	0	0	0	0	0	0	0

Cheryl Lim Phaik Suan. Treasurer, CFO and Principal Accounting Officer	2008	18,829	0	0	0	0	0	0	18,829
	2007	5,425	0	0	0	0	0	0	5,425

Jefferi Bin Omar Jayaseelan, Secretary	2008	0	0	0	0	0	0	0	0
	2007	0	0	0	0	0	0	0	0

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE
	OPTION AWARDS					STOCK AWARDS
Name and Principal Position(s)	Number of	Number of	Equity	Option	Option	Number	Market	Equity	Equity
(a)	Securities	Securities	Incentive	Exercise	Expiration	of Shares	Value of	Incentive	Incentive
	Underlying	Underlying	Plan	Price	Date	or Units	Shares or	Plan	Plan
	Unexercised	Unexercised	Awards:	($)	(f)	of Stock	Units	Awards:	Awards:
	Options	Options	Number of	(e)		That Have	of Stock	Number	Market
	(#)	(#)	Securities			Not	That Have	of	or Payout
	(Exercisable)	(Unexercisable)	Underlying			Vested	Not	Unearned	Value of
	(b)	(c)	Unexercised			(#)	Vested	Shares,	Unearned
			Unearned			(g)	($)	Units or	Shares,
			Options				(h)	Other	Units or
			(#)					Rights	Other
			(d)					That	Rights
								Have Not	That
								Vested	Have Not
								(#)	Vested
								(i)	($)
(j)
Jasmin Bin Omar Jayaseelan, President, CEO and Principal Executive Officer	0	0	0	0	0	0	0	0	0

Cheryl Lim Phaik Suan. Treasurer, CFO and Principal Accounting Officer	0	0	0	0	0	0	0	0	0

Jefferi Bin Omar Jayaseelan, Secretary	0	0	0	0	0	0	0	0	0

 Option Grants in 2008

No options were granted during the fiscal year ended February 29, 2008. We have no outstanding warrants or stock options.

Director Compensation

None.

Employment Agreements

None.

Report on Repricing of Options

None.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table provides certain information regarding the ownership of our common stock, as of February 29, 2008 and as of the date of the filing of this annual report by:

•	each of our executive officers;

•	each director;

•	each person known to us to own more than 5% of our outstanding common stock; and

•	all of our executive officers and directors and as a group.

As of February 29, 2008 and the date of the filing of this annual report, we had a total of 2,200,000 shares of common stock issued and outstanding. Our officers and directors, who hold approximately 45% of our shares, may be able to exert control over the Company and its management. Except as indicated in footnotes to this table, the persons named in this table have sole voting and investment power with respect to all shares of common stock indicated below. Except where noted, the address of all listed beneficial owners is in care of our office address.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percent(%)
Jasmin Bin Omar Jayaseelan	400,000	18%
Jefferi Bin Omar Jayaseelan	400,000	18%
Cheryl Lim Phaik Suan	200,000	9%
All directors and executive officers as a group (6 persons)	1,000,000	45%

Changes in Control

None.

Item 12.	Certain Relationships, Related Transactions and Director Independence

At February 29, 2008, there is a total of $638 advanced by an officer for start-up costs; however, there is no specific repayment term.

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

The following exhibits are being filed as part of this Annual Report on Form 10-KSB; all other exhibits required to be filed herein are incorporated by reference and can be found in their entirety in our original Form SB-2 registration statement filing on the SEC website at www.sec.gov.

Exhibit No.  Description

23                 Consent of Independent Certified Public Accountants
31.1  Sec. 302 Certification of Principal Executive Officer
31.2  Sec. 302 Certification of Principal Accounting Officer
32.1  Sec. 906 Certification of Principal Executive Officer
32.2  Sec. 906 Certification of Principal Accounting Officer

Item 14.	Principal Accountant Fees and Services

Audit Fees

The audit fees paid to our accounting firm, Chang G. Park, CPA, for the fiscal year ended February 29, 2008 was approximately $4,000. The audit fees paid to our accounting firm, Armando C. Ibarra, CPA for the fiscal year ended February 28, 2007 were approximately $3,200.

Audit-Related Fees

The fees of our accounting firm, Chang G. Park, CPA, for providing audit-related services such as reviewing our quarterly reports on Form 10-QSB for the fiscal year ended February 29, 2008 was approximately $5,400.

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

May 19, 2008      /s/ Jasmin Bin Omar Jayaseelan
By: Jasmin Bin Omar Jayaseelan, Principal Executive Officer

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jasmin Bin Omar Jayaseelan By: Jasmin Bin Omar Jayaseelan	President, Chief Executive Officer (Principal Executive Officer) and Director	May 19, 2008

/s/ Cheryl Lim Phaik Suan By: Cheryl Lim Phaik Suan	Treasurer, Principal Accounting Officer and Director	May 19, 2008

/s/ Jefferi Bin Omar Jayaseelan By: Jefferi Bin Omar Jayaseelan	Secretary and Director	May 19, 2008