Form 10QSB
period 2008-05-31
PTM Publications INC
filed 2008-07-15
CIK 1355420

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]   Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended May 31, 2008

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

At May 31, 2008, there were 2,200,000 shares of our common stock issued and outstanding.

TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements.......................................………………........….. 3

Item 2. Management's Discussion and Analysis or Plan of Operation ... 13

Item 3. Controls and Procedures....................................…………….......….. 14

PART II: OTHER INFORMATION

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

The financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the period presented have been made. The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-KSB for the fiscal year ended February 28, 2008, which can be found in its entirety on the SEC website at www.sec.gov under our SEC File Number 333-133575.

PTM PUBLICATIONS INCORPORATED
(A Development Stage Company)
Consolidated Balance Sheets

ASSETS
	(Unaudited)	(Audited)
	As of	As of
	May 31	February 29
	2008	2008
	$	$

Current Assets
Cash	89	95
Total Current Assets	89	95
Fixed Assets	11,333	11,468
Less: Accumulated Depreciation	2,138	1,557
Fixed Assets, Net	9,195	9,911
Other Asset
Security Deposit	1,639	1,658
Other Asset	1,639	1,658
TOTAL ASSETS	10,923	11,664

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Bank Overdraft	-	27
Accounts Payable	35,030	26,031
Loan Payable - (related party)	4,912	638
Total Current Liabilities	39,942	26,696

Total Liabilities	39,942	26,696

Stockholders' Equity
Common stock, ($0.001 par value, 50,000,000 shares authorized;
2,200,000 and 1,000,000 shares issued and outstanding
as of May 31, 2008 and February 28, 2008, respectively)	2,200	2,200
Additional paid-in capital	62,800	62,800
Deficit accumulated during development stage	(97,548)	(83,194)
Accumulated other comprehensive loss
Foreign currency translation adjustments	3,529	3,162

Total Stockholders' Equity	(29,019)	(15,032)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	10,923	11,664

The accompanying notes are an integral part of these consolidated financial statements.

PTM PUBLICATIONS INCORPORATED
(A Development Stage Company)
Consolidated Statements of Operations (Unaudited)

	Three Months Ended	Three Months Ended
	May 31	May 31	May 31
	2008	2007	2008
	$	$	$

Revenues

Revenues	-	13,276	19,152

Total Revenues	-	13,276	19,152

Operating Costs
Auditing Fees	5,071	3,953	20,511
Legal Fees	-	-	3,465
Administrative Expenses	28	780	8,304
Wages & Salaries	6,875	3,628	31,129
Website & Magazine	-	-	16,034
Printing Expenses	-	14,299	27,915
Rent&Utilities Expense	1,818	-	7,212
Depreciation Expense	580	48	2,138

Total Operating Costs	14,373	22,709	116,708

Other Income & (Expenses)
Foreign Exchange Gain (Loss)	-	-	(59)
Foreign Transaction Gain (Loss)	19	8	67

Total Other Income & (Expenses)	19	8	8

Net Income (Loss)	(14,354)	(9,425)	(97,548)

Basic earnings per share	(0.01)	(0.00)

Weighted average number of common shares outstanding	2,200,000	2,200,000

The accompanying notes are an integral part of these consolidated financial statements.

PTM PUBLICATIONS INCORPORATED
(A Development Stage Company)
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended	Three Months Ended
	May 31	May 31	Inception to
	2008	2007	May 31, 2008
	$	$	$

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	(13,987)	(8,483)	(94,019)
Adjustments to reconcile net loss to net cash			-
provided by (used in) operating activities:			-
Depreciation	580	48	2,138

Changes in operating assets and liabilities:
			-
Accounts Receivable (Increase)	-	(10,696)	-
Increase in prepaid expenses	-	(881)	-
Accounts payable	8,999	6,380	35,030
Loan payable - (related party)	4,274	31	4,912

Net cash provided by (used in) operating activities	(133)	(13,601)	(51,939)

CASH FLOWS FROM INVESTING ACTIVITIES

Increase in security deposit	19	(881)	(1,639)

Purchase of Fixed Assets	135	-	(11,333)
Net cash provided by (used in) investing activities	154	(881)	(12,972)

CASH FLOWS FROM FINANCING ACTIVITIES

Bank Overdraw	(27)	-	-
Issuance of common stock	-	-	2,200
Additional paid-in capital	-	-	62,800

Net cash provided by (used in) financing activities	(27)	-	65,000

Net increase (decrease) in cash	(6)	(14,482)	89
Foreign Exchange Effect		(25)
Cash at beginning of period	95	42,770	-

Cash at end of period	89	28,263	89

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during period for :

Interest	-	-	-

Income Taxes	-	-	-

The accompanying notes are an integral part of these consolidated financial statements.

PTM PUBLICATIONS INCORPORATED
(A Development Stage Company)
Consolidated Statements of Comprehensive Loss (Unaudited)

	Three Months Ended	Three Months Ended	Inception to
	May 31	May 31	May 31
	2008	2007	2008
	$	$	$

Net Loss	(14,354)	(9,425)	(97,548)

Foreign currency translation adjustment	367	942	3,529

Comprehensive loss	(13,987)	(8,483)	(94,019)

The accompanying notes are an integral part of these consolidated financial statements.

PTM PUBLICATIONS INCORPORATED
(A Development Stage Company)
Notes to the Consolidated Financial Statements (Unaudited) May 31, 2008

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

PTM PUBLICATIONS INCORPORATED
(A Development Stage Company)
Notes to the Consolidated Financial Statements (Unaudited) May 31, 2008

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

PTM PUBLICATIONS INCORPORATED
(A Development Stage Company)
Notes to the Consolidated Financial Statements (Unaudited) May 31, 2008

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

NOTE 3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had limited operations during the period from December 13, 2005 (inception) to May 31, 2008 and generated a net loss of $97,548. This condition raises substantial doubt about the Company’s ability to continue as a going concern. Because the Company is currently in the development stage and has minimal expenses, management believes that the company’s current cash of $89 will not be sufficient to cover the expenses they will incur during the next twelve months and that they will need  developing operations and may need to raise additional funding to continue operations.

Management plans to raise additional funds through debt or equity offerings. There is no guarantee that the Company will be able to raise any capital through this or any other offerings.

NOTE 4. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common.

PTM PUBLICATIONS INCORPORATED
(A Development Stage Company)
Notes to the Consolidated Financial Statements (Unaudited) May 31, 2008

NOTE 5. PROPERTY AND EQUIPMENT

Fixed Assets at May 31, 2008 consists of the following:

		Amount	Estimated Useful Lives
Computers Office Equipment Leasehold Improvement		$1,020 $7,562 $2,751	5 years 5 years 5 years
$11,333
Less:	Accumulated Depreciation	$ (2,138)
Fixed asset, net		$9,195

Depreciation expense for 3 months ended May 31, 2008 was $580.

NOTE 6. RELATED PARTY TRANSACTIONS

As of May 31, 2008, there is a total of $4,912 that has been forwarded by an officer of the Company; no specific repayment terms have been established.  The loan from the officer is an interest free loan.

NOTE 7. INCOME TAXES

As of May 31, 2008
Deferred tax assets:
Net operating loss carryforwards	$ 14,632
Other	0
Gross deferred tax assets	14,632
Valuation allowance	(14,632)
Net deferred tax assets	$ 0

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 8. NET OPERATING LOSSES

As of May 31, 2008, the Company has a net operating loss carryforwards of approximately $97,548 Net operating loss carryforward expires twenty years from the date the loss was incurred.

PTM PUBLICATIONS INCORPORATED
(A Development Stage Company)
Notes to the Consolidated Financial Statements (Unaudited) May 31, 2008

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

As of May 31, 2008 the Company had 2,200,000 shares of common stock issued and outstanding.

NOTE 10. STOCKHOLDERS’ EQUITY

The stockholders’ equity section of the Company contains the following classes of capital stock as of May 31, 2008:

Common stock, $ 0.001 par value: 50,000,000 shares authorized; 2,200,000 shares issued and outstanding.

NOTE 11. LONG TERM LEASE AGREEMENT

The Company signed a lease agreement for its corporate offices in Malaysia commencing June 12, 2007 with the option of renewal for an additional one year.

The base rent is currently $471(RM 1,500) per month.  The following is a schedule of payments under the above operating lease:

Year ending February 28,	Amount
	USD	RM
2009	4,174	13,500
2010	1,623	5,250
	5,797	18,750

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the information contained in the audited financial statements and notes thereto set forth in our Annual Report on Form 10-KSB for the year ended February 29, 2008, which can be found in its entirety on the SEC website at www.sec.gov , filed under our SEC File Number 333-133575.

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

Our financial statements and information for the three months ended May 31, 2008 have been prepared by our Management on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We generated no revenues for the three months ended May 31, 2008.

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

Three Months Ended May 31, 2008 compared to the Three Months Ended May 31, 2007

We incurred net losses of $14,354 for the three-month period ended May 31, 2008, as compared to a net loss of $9,425 for the three-month period ended May 31, 2007. The increase was mainly attributed to an increase in wages and salaries ($6,875 - 2008 compared to $3,628 - 2007) and auditing fees incurred in connection with the preparation and filing of our quarterly and annual reports with the US Securities and Exchange Commission ($5,071 - 2008 compared to $3,953 2007). Our other expenses for the three-month period ended May 31, 2008 consisted of  administrative expenses in the amount of $28 ($780 - 2007); rent and utilities expense of $1,818 ($Nil - 2007); and depreciation expense of $580 ($48 - 2007).  We have incurred total net losses of $97,548 since inception.

Liquidity and Capital Resources

We entered into a one-year lease agreement for our corporate offices in Malaysia with an unrelated third party, commencing June 12, 2007, with the option of renewal for an additional one year. The base rent is currently $471US (RM 1,500) per month.

At May 31, 2008, we had total assets of $10,923, consisting of cash in the bank in the amount of $89, net fixed assets of $9,195 and a security deposit of $1,639 on our leased premises.

Our accounts payable at May 31, 2008 were $35,030. In addition, we have an outstanding loan payment due to an officer, director and shareholder of the Company in the amount of $4,912. This loan balance is non-interest bearing, unsecured, and has no fixed terms of repayment.

There are currently no options, warrants, rights or other securities conversion rights issued and/or outstanding at May 31, 2008.

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

Our current cash ib the bank of $89 will not be sufficient to cover the expenses we will incur during the next twelve months and we are currently seeking additional funding to continue operations. We plan to raise additional funds through debt or equity offerings. There is no guarantee that we will be able to raise any capital through this or any other offerings. Our auditors have expressed substantial doubt about our ability to continue as a going concern unless we are able to raise the funds necessary to sustain and continue our development activities and business operations.

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

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk factors set forth and discussed in our initial registration statement on Form 10-SB and our annual report on Form 10-KSB for the year ended February 28, 2008, which have not changed as of the date of the filing of this report and could materially affect our business, financial condition or future results. In addition, the risks described in the registration statement and our annual report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered securities during the three months ended May 31, 2008.

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

July 10, 2008                                          /s/ Jasmin Bin Omar Jayaseelan
By: Jasmin Bin Omar Jayaseelan, Principal Executive Officer

July 10, 2008                                         /s/ Cheryl Lim Phaik Suan
Cheryl Lim Phaik Suan, Treasurer, Principal Accounting Officer and Director