Form 10-Q
period 2008-08-31
PTM Publications INC
filed 2008-10-14
CIK 1355420

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]   Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended August 31, 2008

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

At August 31, 2008, there were 2,200,000 shares of our common stock issued and outstanding.

TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements.......................................………………........….. 3

Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operation ................................................................................. 13

Item 3. Quantitative and Qualitative Disclosures of Market Risk..............14

Item 4. Controls and Procedures....................................…………….......….. 14

PART II: OTHER INFORMATION

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

The interim consolidated financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the period presented have been made. The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year. These interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-KSB for the fiscal year ended February 28, 2008, which can be found in its entirety on the SEC website at www.sec.gov under our SEC File Number 333-133575.

PTM PUBLICATIONS INCORPORATED
(A Development Stage Company)
Consolidated Balance Sheets

ASSETS
	(Unaudited)	(Audited)
	As of	As of
	August31	February 29
	2008	2008
	$	$

Current Assets
Cash	3,486	95
Total Current Assets	3,486	95
Fixed Assets	2,152	11,468
Less: Accumulated Depreciation	606	1,557
Fixed Assets, Net	1,546	9,911
Other Asset
Security Deposit	-	1,658
Other Asset	-	1,658
TOTAL ASSETS	5,032	11,664

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Bank Overdraft	-	27
Accounts Payable	41,891	26,031
Loan Payable - (related party)	4,675	638
Total Current Liabilities	46,566	26,696

Total Liabilities	46,566	26,696

Stockholders' Equity
Common stock, ($0.001 par value, 50,000,000 shares authorized;
2,200,000 and 1,000,000 shares issued and outstanding
as of August 31, 2008 and February 28, 2008, respectively)	2,200	2,200
Additional paid-in capital	62,800	62,800
Deficit accumulated during development stage	(111,789)	(83,194)
Accumulated other comprehensive loss
Foreign currency translation adjustments	5,255	3,162

Total Stockholders' Equity	(41,534)	(15,032)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	5,032	11,664

The accompanying notes are an integral part of these consolidated financial statements.

PTM PUBLICATIONS INCORPORATED
(A Development Stage Company)
Consolidated Statements of Comprehensive Loss (Unaudited)

		Six Months Ended		Six Months Ended		Three Months Ended		Three Months Ended		Inception to
		August 31		August 31		August 31		August 31		August 31
		2008		2007		2008		2007		2008

Net Loss	USD	(28,595)	USD	(18,647)	USD	(14,241)	USD	(9,207)	USD	(111,789)

Foreign currency translation adjustment		2,093		1,780		1,726		838		5,255

Comprehensive loss	USD	(26,502)	USD	(16,867)	USD	(12,515)	USD	(8,369)	USD	(106,534)

The accompanying notes are an integral part of these consolidated financial statements.

PTM PUBLICATIONS INCORPORATED
(A Development Stage Company)
Consolidated Statements of Operations (Unaudited)

		Six Months Ended August 31		Six Months Ended August 31		Three Months Ended August 31		Three Months Ended August 31		Inception to August 31
		2008		2007		2008		2007		2008

Revenues

Revenues	USD	149	USD	13,808	USD	149	USD	531	USD	19,302

Total Revenues		149		13,808		149		531		19,302

Operating Costs
Auditing Fees		6,798		5,761		1,727		1,807		22,239
Legal Fees		-		-		-		-		3,465
Administrative Expenses		28		3,211		-		2,431		8,304
Wages & Salaries		13,554		7,835		6,679		4,207		37,808
Website & Magazine		-		-		-		-		16,034
Printing Expenses		-		14,301		-		-		27,915
Rent&Utilities Expense		2,456		1,090		638		1,090		7,850
Depreciation Expense		775		256		195		208		2,333

Total Operating Costs		23,612		32,455		9,239		9,743		125,947

Other Income & (Expenses)
Foreign Exchange Gain (Loss)				-		-				(59)
Foreign Transaction Gain (Loss)		(305)		-		(324)		6		(257)
Disposition/Retirement of Assets Gain (Loss)		(4,828)		-		(4,828)				(4,828)

Total Other Income & (Expenses)		(5,132)		-		(5,152)		6		(5,143)

Net Income (Loss)	USD	(28,595)	USD	(18,647)	USD	(14,241)	USD	(9,207)	USD	(111,789)

Basic earnings per share	USD	(0.01)	USD	(0.01)	USD	(0.01)	USD	(0.00)	USD	(0.05)

Weighted average number of
common shares outstanding		2,200,000		1,288,966		2,200,000		2,200,000		2,200,000

The accompanying notes are an integral part of these consolidated financial statements.

PTM PUBLICATIONS INCORPORATED
(A Development Stage Company)
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended	Six Months Ended	Three Months Ended	Three Months Ended	Inception to
	August 31	August 31	August 31	August 31	August 31
	2008	2007	2008	2007	2008

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(26,502)	(16,867)	(12,515)	(8,369)	(106,534)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation	775	256	195	208	2,333
Loss of disposition of assets	4,828		4,828	-	4,828
Changes in operating assets and liabilities:

Accounts Receivable (Increase)	-	2,464	-	13,160	-
Increase in prepaid expenses	-	(855)	-	26	-
Accounts payable	15,860	(1,143)	6,861	(7,523.00)	41,891
Loan payable - (related party)	4,037	49	(237)	19.00	4,675

Net cash provided by (used in) operating activities	(1,001.97)	(16,096)	(868)	(2,479)	(52,807)

CASH FLOWS FROM INVESTING ACTIVITIES

( Increase) in security deposit	1,658	(1,084)	1,658	(203)	-
Purchase of Fixed Assets	-	(9,512)	-	(9,484)	(11,036)
Proceed from disposition of Fixed Assets	2,329	-	2,310	-	2,329
Net cash provided by (used in) investing activities	3,987	(10,596)	3,968	(9,687)	(8,707)

CASH FLOWS FROM FINANCING ACTIVITIES

Bank Overdraw	(27)	-	-	-	-
Issuance of common stock	-	-	-	-	2,200
Additional paid-in capital	-	-	-	-	62,800

Net cash provided by (used in) financing activities	(27)	-	-	-	65,000

Net increase (decrease) in cash	2,958	(26,692)	3,100	(12,166)	3,486
Foreign Exchange Effect	433	(1,536)	297	(1,555)	-
Cash at beginning of period	95	42,770	89	28,263	-

Cash at end of period	$3,486	14,542	3,486	14,542	3,486

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during period for :

Interest	$-	-	-	-	-

Income Taxes	$-	-	-	-	-

The accompanying notes are an integral part of these consolidated financial statements.

PTM PUBLICATIONS INCORPORATED
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders' Equity (Unaudited)

				Deficit		Accumulated
	Common	Common	Additional	Accumulated		Other
	Stock	Stock	Paid-in	During		comprehensive	Total
		Amount	Capital	Development
				Stage

Balance, December 13, 2005	-	$ -	$ -	$ -		$ -	$ -

Stock issued for cash on December 14, 2005
@ $0.005 per share	1,000,000	1,000	4,000				5,000

Net loss, February 28, 2006				(983)			(983)

Foreign currency translation adjustments						34	34

Balance, February 28, 2006	1,000,000	$ 1,000	$ 4,000	$ (983)		$ 34	$ 4,051

Stock issued for cash during the Quarter ended
August 31, 2006 @ $0.05 per share	1,200,000	1,200	58,800				60,000

Net loss, February 28, 2007				(30,088)			(30,088)

Foreign currency translation adjustments						2,683	2,683

Balance, February 28, 2007	2,200,000	$ 2,200	$ 62,800	$ (31,071)		$ 2,717	$ 36,646

Net loss, February 29, 2008				(52,123)			(52,123)

Foreign currency translation adjustments						445	445

Balance, February 29, 2008	2,200,000	2,200	62,800	(83,194)	#	3,162	(15,032)

Net loss, Sixed months ended August 31, 2008				(28,595)			(28,595)

Foreign currency translation adjustments						2,093	2,093

Balance, August 31, 2008 (Unaudited)	2,200,000	2,200	62,800	(111,789)	#	5,255	(41,534)

The accompanying notes are an integral part of these consolidated financial statements.

PTM PUBLICATIONS INCORPORATED
(A Development Stage Company)
Notes to the Consolidated Financial Statements (Unaudited) August 31, 2008

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

PTM PUBLICATIONS INCORPORATED
(A Development Stage Company)
Notes to the Consolidated Financial Statements (Unaudited) August 31, 2008

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

PTM PUBLICATIONS INCORPORATED
(A Development Stage Company)
Notes to the Consolidated Financial Statements (Unaudited) August 31, 2008

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

NOTE 3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had limited operations during the period from December 13, 2005 (inception) to August 31, 2008 and generated a net loss of $111,789. This condition raises substantial doubt about the Company’s ability to continue as a going concern. Because the Company is currently in the development stage and has minimal expenses, management believes that the company’s current cash of $3,486 will not be sufficient to cover the expenses they will incur during the next twelve months and that they will need  developing operations and may need to raise additional funding to continue operations.

Management plans to raise additional funds through debt or equity offerings. There is no guarantee that the Company will be able to raise any capital through this or any other offerings.

NOTE 4. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common.

PTM PUBLICATIONS INCORPORATED
(A Development Stage Company)
Notes to the Consolidated Financial Statements (Unaudited) August 31, 2008

NOTE 5. PROPERTY AND EQUIPMENT

Fixed Assets at August 31, 2008 consists of the following:

		Amount	Estimated Useful Lives
Computers Office Equipment		$ 973 $ 1,179	5 years 5 years
$ 2,152
Less:	Accumulated Depreciation	$ (606)
Fixed asset, net		$ 1,546

Depreciation expense for 3 months ended August 31, 2008 was $195.

The company sold the office equipment and leasehold improvement for $2,329 and occurred disposal loss of $4,828, which was recorded in other income (loss).

NOTE 6. RELATED PARTY TRANSACTIONS

As of August 31, 2008, there is a total of $4,675 that has been forwarded by an officer of the Company; no specific repayment terms have been established.

Due to insufficient revenues from operations, the company cancelled the lease agreement at the end of June 2008.  The last rental payment was for the month of June.  The administrative offices have been relocated back to E-2-14 Block E, Plaza Damas Jalan Hartamas 1, Sri Hartamas, Kuala Lumpur, N8, 50480, which have been donated at no charge by our President, Jasmin Bin Omar Jayseelan until such time as our cash flows allow us to expand into a larger office space.

NOTE 7. INCOME TAXES

As of August 31, 2008
Deferred tax assets:
Net operating loss carryforwards	$ 16,768
Other	-
Gross deferred tax assets	$ 16,768
Valuation allowance	(16,768)
Net deferred tax assets	$ -

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 8. NET OPERATING LOSSES

As of August 31, 2008, the Company has net operating loss carryforwards of approximately $111,789. Net operating loss carryforward expires twenty years from the date the loss was incurred.

PTM PUBLICATIONS INCORPORATED
(A Development Stage Company)
Notes to the Consolidated Financial Statements (Unaudited) August 31, 2008

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

As of August 31, 2008 the Company had 2,200,000 shares of common stock issued and outstanding.

NOTE 10. STOCKHOLDERS’ EQUITY

The stockholders’ equity section of the Company contains the following classes of capital stock as of August 31, 2008:

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

Our financial statements and information for the three and six months ended August 31, 2008 have been prepared by our Management on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We generated only $149 in revenues during the three and six months ended August 31, 2008.

Three Months Ended August 31, 2008 compared to the Three Months Ended August 31, 2007

We incurred net losses of $14,241 for the three-month period ended August 31, 2008, as compared to a net loss of $9,207 for the three-month period ended August 31, 2007. The increase was mainly attributed to an increase in wages and salaries ($6,679 - 2008 compared to $4,207 - 2007). Our other expenses for the three-month period ended August 31, 2008 consisted of  auditing fees in the amount of $1,727 ($1,807 - 2007),  rent and utilities expense of $638 ($1,090  - 2007) and depreciation expense of $195 ($208 - 2007).  We have incurred total net losses of $111,789, or $.05 per share, since inception.

Liquidity and Capital Resources

At August 31, 2008, we had total assets of $5,032, consisting of cash in the bank in the amount of $3,486 and net fixed assets of $1,546.

Our accounts payable at August 31, 2008 were $41,891. In addition, we have an outstanding loan payment due to an officer, director and shareholder of the Company in the amount of $4,675. This loan balance is non-interest bearing, unsecured and has no fixed terms of repayment.

There are currently no options, warrants, rights or other securities conversion rights issued and/or outstanding at August 31, 2008.

Off-Balance Sheet Arrangements

We have not entered into any transactions with unconsolidated entities whereby we have financial guarantees or other contingent arrangements that expose us to material continuing risks, contingent liabilities or any other obligations that provide financing, liquidity, market risk or credit risk support to us.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

 None.

ITEM 4. CONTROLS AND PROCEDURES

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

ITEM 1.  LEGAL PROCEEDINGS

None.

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

There were no sales of unregistered securities during the three months ended August 31, 2008.

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

October 10, 2008                                   /s/ Jasmin Bin Omar Jayaseelan
By: Jasmin Bin Omar Jayaseelan, Principal Executive Officer

October 10, 2008                                    /s/ Cheryl Lim Phaik Suan
Cheryl Lim Phaik Suan, Treasurer, Principal Accounting Officer and Director