Form 10-Q
period 2008-11-30
PTM Publications INC
filed 2009-01-13
CIK 1355420

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]   Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended November 30, 2008

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

At November 30, 2008, there were 2,200,000 shares of our common stock issued and outstanding.

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

PART II: OTHER INFORMATION

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

The interim consolidated financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the period presented have been made. The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year. These interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-KSB for the fiscal year ended February 29, 2008, which can be found in its entirety on the SEC website at www.sec.gov under our SEC File Number 333-133575.

PTM PUBLICATIONS INCORPORATED
(A Development Stage Company)
Consolidated Balance Sheets

ASSETS
	(Unaudited)	(Audited)
	As of	As of
	November 30	February 29
	2008	2008
	$	$

Current Assets
Cash	3,266	95
Total Current Assets	3,266	95
Fixed Assets	2,016	11,468
Less: Accumulated Depreciation	637	1,557
Fixed Assets, Net	1,379	9,911
Other Asset
Security Deposit	-	1,658
Other Asset	-	1,658
TOTAL ASSETS	4,644	11,664

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Bank Overdraft	0	27
Accounts Payable	47,721	26,031
Loan Payable - (related party)	4,377	638
Total Current Liabilities	52,098	26,696

Total Liabilities	52,098	26,696

Stockholders' Equity
Common stock, ($0.001 par value, 50,000,000 shares authorized;
2,200,000 and 1,000,000 shares issued and outstanding
as of November 30, 2008 and February 29, 2008, respectively)	2,200	2,200
Additional paid-in capital	62,800	62,800
Deficit accumulated during development stage	(120,358)	(83,194)
Accumulated other comprehensive loss
Foreign currency translation adjustments	7,904	3,162

Total Stockholders' Equity	(47,454)	(15,032)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	4,644	11,664

The accompanying notes are an integral part of these consolidated financial statements.

PTM PUBLICATIONS INCORPORATED
(A Development Stage Company)
Consolidated Statements of Comprehensive Loss (Unaudited)

		Nine Months Ended		Nine Months Ended		Three Months Ended		Three Months Ended		Inception to
		November 30		November 30		November 30		November 30		November 30
		2008		2007		2008		2007		2008

Revenues

Revenues	USD	145	USD	15,132	USD	-	USD	1,216	USD	19,298

Total Revenues		145		15,132		-		1,216		19,298

Operating Costs
Auditing Fees		8,718		7,597		1,920		1,800		24,159
Legal Fees		-		-		-		-		3,465
Administrative Expenses		27		5,188		(1)		1,963		8,303
Wages & Salaries		19,777		14,358		6,223		6,501		44,030
Website & Magazine		-		117		-		117		16,034
Printing Expenses		-		14,421		-		-		27,915
Rent&Utilities Expense		2,389		3,467		(67)		2,384		7,783
Depreciation Expense		864		1,011		88		758		2,421

Total Operating Costs		31,775		46,158		8,163		13,524		134,111

Other Income & (Expenses)				-		-		-		-
Foreign Exchange Gain (Loss)						-				(59)
Foreign Transaction Gain (Loss)		(838)		4		(533)		(11)		(790)
Disposition/Retirement of Assets Gain (Loss)		(4,696)		-		-		-		(4,696)

Total Other Income & (Expenses)		(5,534)		4		(533)		(11)		(5,545)

Net Income (Loss)	USD	(37,164)	USD	(31,022)	USD	(8,696)	USD	(12,319)	USD	(120,358)

Basic earnings per share	USD	(0.02)	USD	(0.01)	USD	(0.00)	USD	(0.01)	USD	(0.05)

Weighted average number of
common shares outstanding		2,200,000		2,200,000		2,200,000		2,200,000		2,200,000

The accompanying notes are an integral part of these consolidated financial statements.

PTM PUBLICATIONS INCORPORATED
(A Development Stage Company)
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended	Nine Months Ended	Three Months Ended		Three Months Ended	Inception to
	November 30	November 30	November 30		November 30	November 30
	2008	2007	2008		2007	2008

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(32,422)	(30,104)	(6,047)		(13,201)	(112,454)
Adjustments to reconcile net loss to net cash					-
provided by (used in) operating activities:					-
Depreciation	864	1,011	88		758	2,421
Loss on Disposition of Assets	4,696		-		-	4,696
Foreign transaction loss (gain)	838	(4)	533		11	790
Changes in operating assets and liabilities:					-
					-
Accounts Receivable (Increase)		2,464	-		-	-
Increase in prepaid expenses			-		855	-
Accounts payable	20,852	(366)	5,297		762	46,931
Loan payable - (related party)	3,739	66	(298)	#	17	4,377

Net cash provided by (used in) operating activities	(1,433)	(26,933)	(426)		(10,799)	(53,238)

CASH FLOWS FROM INVESTING ACTIVITIES

Increase in security deposit	1,658	(1,572)	-		(488)	-
Purchase of Fixed Assets		(9,929)			-	(11,036)
Disposition of Fixed Assets	2,329	-	-		-	2,329
Net cash provided by (used in) investing activities	3,987	(11,501)	-		(488)	(8,707)

CASH FLOWS FROM FINANCING ACTIVITIES

Bank Overdraw	(27)	-	-			-
Issuance of common stock	-	-	-		-	2,200
Additional paid-in capital	-	-	-		-	62,800

Net cash provided by (used in) financing activities	(27)	-	-		-	65,000

Net increase (decrease) in cash	2,528	(38,434)	(426)		(11,287)	3,055
Foreign Exchange Effect	643	-	206		1,081	211
Cash at beginning of period	95	42,770	3,486		14,542	-

Cash at end of period	$3,266	4,336	3,266		4,336	3,266

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for :

Interest	$-	-	-		-	-

Income Taxes	$-	-	-		-	-

The accompanying notes are an integral part of these consolidated financial statements.

PTM PUBLICATIONS INCORPORATED
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders' Equity (Unaudited)

				Deficit	Accumulated
	Common	Common	Additional	Accumulated	Other
	Stock	Stock	Paid-in	During	comprehensive	Total
		Amount	Capital	Development	Income (loss)
				Stage

Balance, December 13, 2005	-	$ -	$ -	$ -	$ -	$ -

Stock issued for cash on December 14, 2005
@ $0.005 per share	1,000,000	1,000	4,000			5,000

Net loss, February 28, 2006				(983)		(983)

Foreign currency translation adjustments					34	34

Balance, February 28, 2006	1,000,000	$ 1,000	$ 4,000	$ (983)	$ 34	$ 4,051

Stock issued for cash during the Quarter ended
August 31, 2006 @ $0.05 per share	1,200,000	1,200	58,800			60,000

Net loss, February 28, 2007				(30,088)		(30,088)

Foreign currency translation adjustments					2,683	2,683

Balance, February 28, 2007	2,200,000	$ 2,200	$ 62,800	$ (31,071)	$ 2,717	$ 36,646

Net loss, February 29, 2008				(52,123)		(52,123)

Foreign currency translation adjustments					445	445

Balance, February 29, 2008	2,200,000	2,200	62,800	(83,194)	3,162	(15,032)

Net loss, nine months ended November 30, 2008				(37,164)		(37,164)

Foreign currency translation adjustments					4,742	4,742

Balance, November 30, 2008	-	-	-	(120,358)	7,904	(47,454)

The accompanying notes are an integral part of these consolidated financial statements.

PTM PUBLICATIONS INCORPORATED
(A Development Stage Company)
Notes to the Consolidated Financial Statements November 30, 2008

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

PTM PUBLICATIONS INCORPORATED
(A Development Stage Company)
Notes to the Consolidated Financial Statements November 30, 2008

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

PTM PUBLICATIONS INCORPORATED
(A Development Stage Company)
Notes to the Consolidated Financial Statements November 30, 2008

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

NOTE 3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had limited operations during the period from December 13, 2005 (inception) to November 30, 2008 and generated a net loss of $120,358. This condition raises substantial doubt about the Company’s ability to continue as a going concern. Because the Company is currently in the development stage and has minimal expenses, management believes that the company’s current cash of $3,266 will not be sufficient to cover the expenses they will incur during the next twelve months and that they will need  developing operations and may need to raise additional funding to continue operations.

Management plans to raise additional funds through debt or equity offerings. There is no guarantee that the Company will be able to raise any capital through this or any other offerings.

NOTE 4. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common.

PTM PUBLICATIONS INCORPORATED
(A Development Stage Company)
Notes to the Consolidated Financial Statements November 30, 2008

NOTE 5. PROPERTY AND EQUIPMENT

Fixed Assets at November 30, 2008 consists of the following:

		Amount	Estimated Useful Lives
Computers		$2,016	5 years
		$2,016
Less:	Accumulated Depreciation	$ (637)
Fixed asset, net		$1,379

Depreciation expense for 3 months ended November 30, 2008 was $88.

NOTE 6. RELATED PARTY TRANSACTIONS

As of November 30, 2008, there is a total of $4,377 that has been forwarded by an officer of the Company; no specific repayment terms have been established.

As of November 30, 2008
Deferred tax assets:
Net operating loss carryforwards	$18,054
Other	-0-
Gross deferred tax assets	18,054
Valuation allowance	(18,054)
Net deferred tax assets	$ -0-

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 8. NET OPERATING LOSSES

As of November 30, 2008, the Company has a net operating loss carryforwards of approximately $120,358 Net operating loss carryforward expires twenty years from the date the loss was incurred.

PTM PUBLICATIONS INCORPORATED
(A Development Stage Company)
Notes to the Consolidated Financial Statements November 30, 2008

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

As of November 30, 2008 the Company had 2,200,000 shares of common stock issued and outstanding.

NOTE 10. STOCKHOLDERS’ EQUITY

The stockholders’ equity section of the Company contains the following classes of capital stock as of November 30, 2008:

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

Our financial statements and information for the three and nine months ended November 30, 2008 have been prepared by our Management on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We generated only $145 in revenues during the nine months ended November 30, 2008.

Three Months Ended November 30, 2008 compared to the Three Months Ended November 30, 2007

We incurred net losses of $8,696 for the three-month period ended November 30, 2008, as compared to a net loss of $12,319 for the three-month period ended November  30, 2007. The decrease was mainly attributed to decreases in rent and utilities expense ($(67) - 2008 compared to $2,384 - 2007) and administrative expense ($(1) - 2008 compared to $1,963 - 2007). Our other expenses for the three-month period ended November 30, 2008 consisted of auditing fees in the amount of $1,920 ($1,800 - 2007), wages and salaries in the amount of $6,223 ($6,501 - 2007) and depreciation expense of $88 ($758 - 2007).  We have incurred total net losses of $120,358, or $.05 per share, since inception.

Nine Months Ended November 30, 2008 compared to the Nine Months Ended November 30, 2007

We incurred net losses of $37,164 for the nine-month period ended November 30, 2008, as compared to a net loss of $31,022 for the nine-month period ended August 31, 2007. The increase was mainly attributed to an increase in wages and salaries ($19,777- 2008 compared to $14,358 - 2007). Our other expenses for the nine-month period ended November 30, 2008 consisted of auditing fees in the amount of $8,718 ($7,597- 2007),  administrative expense in the amount of $27 ($5,188 - 2007), rent and utilities expense of $2,389 ($3,467 - 2007) and depreciation expense of $864 ($1,011 - 2007).

Liquidity and Capital Resources

At November 30, 2008, we had total assets of $4,644 consisting of cash in the bank in the amount of $3,266 and net fixed assets of $1,379.

Our accounts payable at November 30, 2008 were $47,721. In addition, we have an outstanding loan payment due to an officer, director and shareholder of the Company in the amount of $4,377. This loan balance is non-interest bearing, unsecured and has no fixed terms of repayment.

There are currently no options, warrants, rights or other securities conversion rights issued and/or outstanding at November 30, 2008.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

We are a non-accelerated filer and a smaller reporting company, as defined in Rule 12b-2 of the of the Securities Exchange Act of 1934, and as such, are not required to provide the information under this item.
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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are not a party to any current or pending legal proceedings.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk factors set forth and discussed in our initial registration statement on Form 10-SB and our annual report on Form 10-KSB for the year ended February 29, 2008, which have not changed as of the date of the filing of this report and could materially affect our business, financial condition or future results. In addition, the risks described in the registration statement and our annual report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered securities during the three months ended November 30, 2008.

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

January 10, 2009                                   /s/ Jasmin Bin Omar Jayaseelan
By: Jasmin Bin Omar Jayaseelan, Principal Executive Officer

January 10, 2009                                    /s/ Cheryl Lim Phaik Suan
Cheryl Lim Phaik Suan, Treasurer, Principal Accounting Officer and Director