Form 10-K
period 2009-02-28
PTM Publications INC
filed 2009-06-15
CIK 1355420

As filed with the Securities and Exchange Commission on June 12, 2009.  File No. 000-52044

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10K
___________________________________

X       ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2009

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

 Securities registered pursuant to Section 12(g) of the Act:
None

Title of each Class: Common Stock, $.001 par value

Name of each exchange on which registered:  The NASDAQ Global Market icate
Indicate by check mark is the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes__ No   X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes __ No X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X  No __
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T ( 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes X  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of large accelerated filer, accelerated filer and smaller reporting company in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer __    Accelerated filer __                                   Non-accelerated filer ____           Smaller reporting company   X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  X   No

The aggregate market value of the registrants Common Stock, no par value per share, held by non-affiliates of the registrant as of February 28, 2009 was approximately $60,000 (based on the price at which the common stock was sold in our initial public offering ($.05/share).  Our Common Stock is traded on the NASDAQ OTCBB under the trading symbol PTMZ; however, trading has not yet actively commenced.

The number of shares outstanding of the registrant's Common Stock, par value $.001 per share, was 2,200,000 as of February 28, 2009.

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

Principal Products and Business Operations

We are still in the development stages and are continuing to design and print our publication, called "The Property Magazine", which is directed at property owners, home buyers, real estate agents, brokers, home builders, renters, property managers and owners and ancillary service providers at all levels of business throughout Malaysia. We are continuing to solicit property owners, advertisers and customers for our publication. We are currently marketing and targeting a total circulation of approximately 4,000 copies per month and expect to increase our distribution to approximately 20,000 copies per month by the end of 2009. The magazine is updated and published monthly. Sample distributions, organizational sales and direct mail to targeted lists of industry contacts are some of the methods we are utilizing to build our subscription base.

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

Employees and Employment Agreements

At present, we have no employees other than our three officers and directors. Jasmin Bin Omar Jayaseelan currently devotes 7-10 hours a week to our business, Jefferi Bin Omar Jayaseelan currently devotes 12- 15 hours a week to our business and Cheryl Lim Phaik Suan devotes full time. Ms. Lim is the only officer and/or director being compensated for his services. She is compensated for her position as editor of the magazine at $1181.47 US/month. The other directors and officers are not presently compensated for their services and do not have employment agreements with us. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt such plans in the future. There are presently no personal benefits available to any officers, directors or employees.

Item 1A. Risk Factors

RISKS ASSOCIATED WITH OUR COMPANY:

1. We are still in the development stage, have generated minimal revenues to date and lack an operating history. As a result, an investment in our securities is highly risky and could result in a complete loss of any investment you make.

Our company was incorporated in December 2005; we have just recently begun operations; and we have realized only minimal revenues since inception. We have only a limited operating history upon which an evaluation of our future prospects can be made. Such prospects must be considered in light of the substantial risks, expenses and difficulties encountered by new entrants into the highly competitive magazine publishing industry. Our ability to achieve and maintain profitability and positive cash flow is highly dependent upon a number of factors, including our ability to attract and retain advertisers for our magazine, while keeping printing and publishing costs to a minimum. Based upon current plans, we expect to incur operating losses in future periods as we incur significant expenses associated with the initial startup of our magazine. Further, we cannot guarantee that we will be successful in realizing revenues or in achieving or sustaining positive cash flow at any time in the future. Any such failure could result in the possible closure of our magazine or force us to seek additional capital through loans or additional sales of our equity securities to continue business operations, which would dilute the value of any of our securities you may own.

2.  If we are unsuccessful in generating revenues, you could lose any investment you make in our securities.

There can be no assurances that we will be successful in our business plans as we have projected or that we will be profitable. As a result, you could lose all of your investment if you decide to purchase shares of our securities. Our auditors have expressed substantial doubt as to our ability to continue as a going concern.

3. The magazine publishing industry is highly competitive and if our magazine is not well received and/or successful, we may be unable to generate revenues, which could result in a total loss of your investment.

The magazine publishing industry is highly competitive with respect to circulation and, as a result, has a high failure rate. There are numerous well-established competitors, including national, regional and local newspapers and magazines possessing substantially greater financial, marketing, personnel and other resources than our company. The magazine publishing industry is also generally affected by changes in consumer preferences, national, regional and local economic conditions and demographic trends. In addition, factors such as inflation, increased labor and employee benefit costs, as well as a lack of availability of experienced management and hourly employees, may also adversely affect the magazine publishing industry in general, and our magazine in particular.

4. Our business operations could be severely impacted or shut down as a result of political or economic instability and/or terrorist activities, which could result in a total loss of any investment you make in our shares.

The political and economic instability in Malaysia  is exacerbated by the very porous border and extreme terrorism in and around the surrounding countries. Tight control by the government helps to limit internal interracial tensions, however, any terrorist or threatened terrorist activities in or near our business location could severely restrict our operations and reduce possible revenues. In addition, any adverse changes to the current economy, political climate, currency, environment for foreign businesses or security could result in the closure of our operations and discontinuance of the publication of our magazine, which would result in loss of revenues and a total loss of  any investment you may make in our securities.

5. We are subject to the many risks of doing business internationally, including but not limited to the difficulty of enforcing liabilities in foreign jurisdictions.

We are a Nevada corporation and, as such, are subject to the jurisdiction of the State of Nevada and the United States courts for purposes of any lawsuit, action or proceeding by investors herein. An investor would have the ability to effect service of process in any action on the company within the United States. In addition, we are registered as a foreign corporation doing business in Malaysia and are subject to the local laws of Malaysia governing investors' ability to bring actions in foreign courts and enforce liabilities against a foreign private issuer, or any person, based on U.S. federal securities laws. Generally, a final and conclusive judgment obtained by investors in U.S. courts would be recognized and enforceable against us in the Malaysian courts having jurisdiction without reexamination of the merits of the case.

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

6. Because we operate in a foreign country, our business is subject to foreign currency fluctuations and risks which could severely impact our revenues and results of operations.

We conduct business in a currency other than the U.S. Dollar and the Malaysian Ringit has been floated against a basket of currencies, which include the Chinese Renminbi. We will have exposure to exchange rate fluctuations. At some point in the future, the exchange rate could fluctuate substantially more which would cause us exposure to exchange rate risk, as our profits would then be subject to exchange rate fluctuations. Any broad-based regional currency crisis could cause a major shift in the exchange rate, as could a dramatic collapse in the US dollar.  If in the future, there are much wider fluctuations in the exchange rate, we would attempt to reduce our transaction and translation gains and losses associated with converting foreign currency into U.S. Dollars by entering into foreign exchange forward contracts to hedge certain transaction and translation exposures. Any such risks could severely impact our revenues and results of operations, which could reduce the value of any investment you make in our securities.

7. The loss of the services of Jasmin Bin Omar Jayaseelan, Jefferi Bin Omar Jayaseelan and Cheryl Lim Phaik Suan could severely impact our business operations and future development.

Our performance is substantially dependent upon the professional expertise of our officers Jasmin Bin Omar Jayaseelan, Jefferi Bin Omar Jayaseelan and Cheryl Lim Phaik Suan. The loss of their services could have an adverse effect on our business operations, financial condition and operating results if we are unable to replace them with other individuals qualified to develop our magazine publishing business. This could result in a loss of revenues, resulting in a reduction of the value of any securites you may purchase.

8. Because our current officers have other business interests, they may not be able or willing to devote a sufficient amount of time to our business operations, causing our business to fail.

Jasmin Bin Omar Jayaseelan, the president and a director of the company, currently devotes approximately 7 to 10 hours per week providing management services to us. Jefferi Bin Omar Jayaseelan, the secretary and a director of the company, currently devotes approximately 12 to 15 hours per week to the company, but will be available to assist Mr. Jasmin Bin Omar Jayaseelan with some of his duties, as and when needed. Cheryl Lim Phaik Suan devotes full-time to the company and is our editor. While our executive officers presently possess adequate time to attend to our interests, it is possible that the demands on them from their other obligations could increase, with the result that they would no longer be able to devote sufficient time to the management of our business. This could negatively impact our business development.

RISKS ASSOCIATED WITH OUR COMMON STOCK:

9. Buying low-priced penny stocks is very risky and speculative.

Our securities (common stock) are  considered to be "penny stocks", as defined by the Securities and Exchange Act of 1934. The Exchange Act and such penny stock rules generally impose additional sales practice and disclosure requirements on broker-dealers who sell our securities to persons other than certain accredited investors who are, generally, institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 jointly with spouse, or in transactions not recommended by the broker-dealer.  For transactions covered by the penny stock rules, a broker-dealer must make a suitability determination for each purchaser and receive the purchaser's written agreement prior to the sale. In addition, the broker-dealer must make certain mandated disclosures in penny stock transactions, including the actual sale or purchase price and actual bid and offer quotations, the compensation to be received by the broker-dealer and certain associated persons, and deliver certain disclosures required by the Commission. Consequently, the penny stock rules may affect the ability of broker-dealers to make a market in or trade our common stock and may also affect your ability to resell any shares you may purchase in this offering in the public markets.

10. Our common stock is listed for trading on Nasdaq; however, no trading market has yet developed and there is no guarantee that a trading market will ever develop for our securities. Therefore, you may have difficulty selling any of our securities you may purchase.

There is presently no public market for our securities.  If no market is ever developed for our common stock, it will be difficult for you to sell any securities you may purchase in our company.

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

Number of Holders

As of February 28, 2009, the 2,200,000 issued and outstanding shares of common stock were held by a total of 35 shareholders of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal years ended February 28, 2009 and 2008.  We have not paid any cash dividends since our inception and do not foresee declaring any dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Purchase of our Equity Securities by Officers and Directors

None.

Other Stockholder Matters

None.

Item 6.  Selected Financial Data

Statements of Operations Data:	February 28, 2009	February 29, 2008
	$	$
Total Revenues	143	16,442

Operating expenses:
Auditing Fees	10,664	9,415
Legal Fees	-	-
Administrative Expenses	277	5,425
Wages & Salaries	25,874	18,829
Website & Magazine	133	118
Printing Expenses	-	27,915
Rent&Utilities Expense	2,345	5,393
Depreciation Expense	954	1,513
Total Operating Costs	40,247	68,607

Net income (loss)	(45,156)	(52,123)

Weighted-average common shares outstanding:	2,200,000	2,200,000

Consolidated Balance Sheet Data:

Total Current Assets	3,068	95
Total Fixed Assets, Net of Depreciation	1,250	9.911
Total Assets	4,318	11,664
Total Liabilities	58,614	26,696
Total Stockholders’ Equity	(54,295)	(15,032)
Working Capital	4,318	36,965

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with our financial statements, including the notes thereto, included in this Report. Some of the information contained in this Report may contain forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1933, as amended (the “Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by the use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that the projections included in these forward-looking statements will come to pass. Our actual results could differ materially from those expressed or implied by the forward looking statements as a result of various factors. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

Our auditors’ reports contain a statement that our net loss and limited working capital raise substantial doubt about our ability to continue as a going concern. Our independent registered public accountants have stated in their report, included in Item 8. Financial Statements that our significant operating losses and working capital deficit raise substantial doubt about our ability to continue as a going concern. We had net losses of $39,263 and $51,678, respectively, for the fiscal years ended February 28, 2009 and February 29, 2008. We will be required to raise substantial capital to fund our capital expenditures, working capital, and other cash requirements since our current cash assets are exhausted and revenues are not yet sufficient to sustain our operations. We continue to develop our publication in an effort to grow our business and generate revenues; however, if we are unsuccessful in sustaining our operation, we will be forced to seek other financing to complete our business plans. The successful outcome of future financing activities cannot be determined at this time and there are no assurances that, if achieved, we will have sufficient funds to execute our intended business plan or generate positive operational results.

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

We only generated revenues of $143 for the fiscal year ended February 28, 2009, as compared to revenues of $16,442 for the fiscal year ended February 29, 2008. The change in revenues was due to the decrease in sales of advertising space and subscriptions to the magazine, which we strongly believe is a result of the current economy and political environment in Malaysia and around the world. We incurred operating expenses of $40,247 and $68,607, respectively, for fiscal years ended February 28, 2009 and February 29, 2008. These expenses for the fiscal year ended February 28, 2009 consisted of auditing fees in the amount of $10,664 (2008 - $9,415; cumulative - $26,105), wages and salaries of $25,874 (2008 - $18,829; cumulative - $50,128), administrative expenses of $277 (2008 - $5,425; cumulative $8,553), depreciation expense of 954 $(2008 - $1,513; cumulative - $2,512), rent and utilities of $2,345 (2008 - $5,393; cumulative - $7,738), website and magazine development expenses of $133 (2008 - $118; cumulative - $16,167) and printing expenses of $Nil (2008 - $27,915; cumulative - $27,915). The increase in auditing fees was due to the increase in fees charged from our auditors for quarterly reviews and audits. Wages and salaries and administrative expenses increased due to the start of the production and distribution of our magazine. Depreciation and rent and utilities expenses decreased as we moved back to E-2-14 Block E, Plaza Damas Jalan Hartamas 1, Sri Hartamas, Kuala Lumpur, N8, 50480, which has been donated at no charge by our President, Jasmin Bin Omar Jayseelan, until such time as our cash flows allow us to expand into larger office space.

Our comprehensive net loss for the fiscal year ended February 28, 2009, adjusted for foreign currency translation adjustment, was $39,263 or $0.02 per share, compared to $51,678, or $0.02 per share for the fiscal year ended February 29, 2008. Since the date of inception, we have incurred a comprehensive net loss, adjusted for foreign currency adjustment, of $119,295.  We do not currently have sufficient capital to fund our estimated expenditures for the fiscal year and intend to fund the expenditures through equity and/or debt financing and revenues from sales of magazine subscriptions.  There can be no assurance that financing will be available to us on acceptable terms, if at all.

Liquidity and Capital Resources

At February 28, 2009, we had $3,0685 in cash in the bank and property and equipment assets (less depreciation) valued at $1,250. Our total assets at February 28, 2009 were $4,318.

Our accounts payable at February 28, 2009 was $49,615, consisting of accounts payable due for auditing fees and administrative expenses incurred in our day-to-day operations. We also have a loan payable of $8,999 to a related party, who is an officer and director, for start-up eand our day-to-day expenses.

Our stockholders' equity deficit was ($54,295) at February 28, 2009, as compared to ($15,032) at February 29, 2008.

In the next 12 months, we do not intend to spend any substantial funds on research and development and do not intend to purchase any major equipment.

We do not anticipate any material commitments for capital expenditures in the near term. While we continue to work towards 100% capacity, we feel that current cash on hand is insufficient to satisfy cash requirements. If we are unable to continue to develop and implement a profitable business plan, we will be required to seek additional avenues to obtain funds necessary to sustain operations, including equity and/or debt financing. There can be no assurance that financing will be available to us on acceptable terms, if at all.

Given that we have not achieved significant profitable operations to date, our cash requirements are subject to numerous contingencies and risk factors beyond our control, including operational and development risks, competition from well-funded competitors and our ability to manage growth. We can offer no assurance that we will generate cash flow sufficient to achieve profitable operations or that our expenses will not exceed our projections. If our expenses exceed estimates, we will require additional monies during the next twelve months.

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

ITEM 7A.   Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements

Chang G. Park, CPA, Ph. D.
371 E STREET CHULA VISTA CALIFORNIA 91910-2615
TELEPHONE (858)722-5953 FAX (858) 408-2695 FAX (858) 764-5480
E-MAIL changgpark@gmail.com

To the Board of Directors and Stockholders
PTM Publications Incorporated

We have audited the accompanying consolidated balance sheets of PTM Publications Incorporated and subsidiary (the “Company”) as of February 28, 2009 and  February 29, 2008 and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for the years then ended and for the period from December 31, 2005(inception) through February 28, 2009. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PTM Publications Incorporated and subsidiary as of February 28, 2009 and February 29, 2008, and the result of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

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

June 9, 2009
San Diego, CA. 91910

Member of the California Society of Certified Public Accountants
Registered with the Public Company Accounting Oversight Board

PTM PUBLICATIONS INCORPORATED
(A Development Stage Company)
Consolidated Balance Sheets

ASSETS
		(Audited)	(Audited)	(Audited)	(Audited)
		As of	As of	As of	As of
		February 28	February 29,	February 28	February 28
		2009	2008	2007	2006
		$	$	$	$

	Current Assets
	Cash	3,068	95	42,770	5,026
	Prepaid Expenses	-	-		-
	Accounts Receivable	-	-	2,464	-

	Total Current Assets	3,068	95	45,234	5,026
	Fixed Assets	1,970	11,468	941	-
	Less: Accumulated Depreciation	(720)	1,558	45	-
	Fixed Assets, Net	1,250	9,911	896	-
	Other Asset	-	-	-
	Security Deposit	-	1,658	-	-

	Other Asset	-	1,658	-	-

	TOTAL ASSETS	4,318	11,664	46,130	5,026

LIABILITIES & STOCKHOLDERS' EQUITY

	Current Liabilities
	Bank Overdraft	-	27	0	0
	Accounts Payable	49,615	26,031	9,384	875
	Loan Payable - (related party)	8,999	638	100	100

	Total Current Liabilities	58,614	26,696	9,484	975

	Total Liabilities	58,614	26,696	9,484	975

	Stockholders' Equity

	Common stock, ($0.001 par value, 50,000,000 shares authorized;
	2,200,000 and 1,000,000shares issued and outstanding
	as of May 31, 2008, and February 29, 2008 respectively)	2,200	2,200	2,200	1,000
	Additional paid-in capital	62,800	62,800	62,800	4,000
	Deficit accumulated during development stage	(128,350)	(83,194)	(31,071)	(983)
	Accumulated other comprehensive loss
	Foreign currency translation adjustments	9,055	3,162	2,717	34

	Total Stockholders' Equity	(54,295)	(15,032)	36,646	4,051

	TOTAL LIABILITIES &
	STOCKHOLDERS' EQUITY	4,318	36,965	46,130	5,026

See notes to the consolidate financial statements

PTM PUBLICATIONS INCORPORATED
(A Development Stage Company)
Consolidated Statements of Operations

	For Year Ended	For Year Ended	For Year Ended	For Year Ended	Inception to
	February 28	February 29	February 28	February 28	February 28
	2009	2008	2007	2006	2009
	$	$	$	$	$

Revenues

Revenues	143	16,442	2,710	-	19,295

Total Revenues	143	16,442	2,710	-	19,295

Operating Costs
Auditing Fees	10,664	9,415	6,026	-	26,105
Legal Fees	-	-	3,465	-	3,465
Administrative Expenses	277	5,425	1,868	983	8,553
Wages & Salaries	25,874	18,829	5,425	-	50,128
Website & Magazine	133	118	15,916	-	16,167
Printing Expenses	-	27,915	-	-	27,915
Rent&Utilities Expense	2,345	5,393	-	-	7,738
Depreciation Expense	954	1,513	45	-	2,512

Total Operating Costs	40,247	68,607	32,745	983	142,582

Other Income & (Expenses)		-	-	-	-
Foreign Exchange Gain (Loss)		-	(59)	-	(59)
Foreign Transaction Gain (Loss)	(444)	42	6	-	(396)
Disposition/Retirement of Assets Gain (Loss)	(4,608)	-	-	-	(4,608)

Total Other Income & (Expenses)	(5,052)	42	(53)	-	(5,063)

Net Income (Loss)	(45,156)	(52,123)	(30,088)	(983)	(128,350)

Basic earnings per share	(0.02)	(0.02)	(0.02)	(0.00)	(0.06)

Weighted average number of
common shares outstanding	2,200,000	2,200,000	1,727,870	1,000,000	2,200,000

See notes to consolidated financial statements

PTM PUBLICATIONS INCORPORATED
(A Development Stage Company)
Consolidated Statements of Comprehensive Loss

	For Year Ended	For Year Ended	For Year Ended	For Year Ended	Inception to
	February 28	February 29	February 28	February 28	February 28
	2009	2008	2007	2006	2009
	$	$	$	$	$

Net Loss	(45,156)	(52,123)	(30,088)	(983)	(128,350)

Foreign currency translation adjustment	5,893	445	2,683	34	9,055

Comprehensive loss	(39,263)	(51,678)	(27,405)	(949)	(119,295)

See notes to consolidated financial statements.

PTM PUBLICATIONS INCORPORATED
(A Development Stage Company)
Consolidated Statements of Cash Flows

	For Year Ended	For Year Ended	For Year Ended	For Year Ended	Inception to
	February 28	February 29	February 28	February 28	February 28
	2009	2008	2007	2006	2009
	$	$	$	$	$

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	(39,263)	(51,678)	(27,405)	(949)	(119,295)
Adjustments to reconcile net loss to net cash		-	-	-	-
provided by (used in) operating activities:		-	-	-	-
Depreciation	954	1,513	45	-	2,512
Increase Loss on Disposition of Assets	4,608	-	-	-	4,608
Foreign transaction loss (gain)					-
Changes in operating assets and liabilities:		-	-	-	-
		-	-	-	-
Accounts Receivable (Increase)	-	2,464	(2,464)	-	-
Increase in prepaid expenses	-	-	-	-	-
Accounts payable	23,584	16,647	8,509	875	49,615
Loan payable - (related party)	8,361	538	-	100	8,999

Net cash provided by (used in) operating activities	(1,756)	(30,517)	(21,315)	26	(53,562)

CASH FLOWS FROM INVESTING ACTIVITIES

Increase in security deposit	1,658	(1,658)	-	-
Purchase of Fixed Assets		(10,527)	(941)	-	(11,468)
Disposition of Fixed Assets	2,329	-	-	-	2,329
Net cash provided by (used in) investing activities	3,987	(12,185)	(941)	-	(9,139)

CASH FLOWS FROM FINANCING ACTIVITIES

Bank Overdraw	(27)	27	-		-
Issuance of common stock	-	-	1,200	1,000	2,200
Additional paid-in capital	-	-	58,800	4,000	62,800

Net cash provided by (used in) financing activities	(27)	27	60,000	5,000	65,000

Net increase (decrease) in cash	2,204	(42,675)	37,744	5,026	2,299
Foreign Exchange Effect	769				769
Cash at beginning of period	95	42,770	5,026	-

Cash at end of period	3,068	95	42,770	5,026	3,068

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for :

Interest	-	-	-	-	-

Income Taxes	-	-	-	-	-

See notes to consolidated financial statements

PTM PUBLICATIONS INCORPORATED AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders' Equity (Unaudited)

				Deficit	Accumulated
	Common	Common	Additional	Accumulated	Other
	Stock	Stock	Paid-in	During	comprehensive	Total
		Amount	Capital	Development	Income (loss)
				Stage
		$	$	$	$	$

Balance, December 13, 2005	-	-	-	-	-	-

Stock issued for cash on December 14, 2005
@ $0.005 per share	1,000,000	1,000	4,000			5,000

Net loss, February 28, 2006				(983)		(983)

Foreign currency translation adjustments					34	34

Balance, February 28, 2006	1,000,000	1,000	4,000	(983)	34	4,051

Stock issued for cash during the Quarter ended
August 31, 2006 @ $0.05 per share	1,200,000	1,200	58,800			60,000

Net loss, February 28, 2007				(30,088)		(30,088)

Foreign currency translation adjustments					2,683	2,683

Balance, February 28, 2007	2,200,000	2,200	62,800	(31,071)	2,717	36,646

Net loss, February 29, 2008				(52,123)		(52,123)

Foreign currency translation adjustments					445	445

Balance, February 29, 2008	2,200,000	2,200	62,800	(83,194)	3,162	(15,032)

Net Loss, February 28, 2009				(45,156)		(45,156)

Foreign currency translation adjustments					5,893	5,893

Balance, February 28, 2009	2,200,000	2,200	62,800	(128,350)	9,055	(54,295)

See notes to consolidated financial statements

PTM PUBLICATIONS INCORPORATED AND SUBSIDIARY
(A Development Stage Company)
Notes to the Consolidated Financial Statements February 28, 2009

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

PTM PUBLICATIONS INCORPORATED AND SUBSIDIARY
(A Development Stage Company)
Notes to the Consolidated Financial Statements February 28, 2009

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

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

PTM PUBLICATIONS INCORPORATED AND SUBSIDIARY
(A Development Stage Company)
Notes to the Consolidated Financial Statements (Unaudited) February 28, 2009

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

NOTE 3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had limited operations during the period from December 13, 2005 (inception) to February 28, 2009 and generated a net loss of $129,260. This condition raises substantial doubt about the Company’s ability to continue as a going concern. Management believes that the company’s current cash of $3,068 is insufficient to cover the expenses they will incur during the next twelve months in a limited operations scenario or until they raise additional funding.

Management may plan to raise additional funds through debt or equity offerings. There is no guarantee that the Company will be able to raise any capital through this or any other offerings.

NOTE 4. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common.

NOTE 5. PROPERTY AND EQUIPMENT

Fixed Assets at February 28, 2009 consists of the following:

		Amount	Estimated Useful Lives
Computers		$ 1,970	5 years
$ 1,970
Less:	Accumulated Depreciation	$ (720)
Fixed asset, net		$ 1,250

Depreciation expense for year ended February 28, 2009 was $954.

PTM PUBLICATIONS INCORPORATED AND SUBSIDIARY
(A Development Stage Company)
Notes to the Consolidated Financial Statements (Unaudited) February 28, 2009

NOTE 6. RELATED PARTY TRANSACTIONS

As of February 28, 2009 there is a total of $8,999 that has been forwarded by an officer of the Company; no specific repayment terms have been established.

NOTE 7. INCOME TAXES

As of February 28, 2009
Deferred tax assets:
Net operating loss carryforwards	$ 19,389
Other	-0-
Gross deferred tax assets	19,389
Valuation allowance	19,389
Net deferred tax assets	$ -0-

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 8. NET OPERATING LOSSES

As of February 28, 2009, the Company has a net operating loss carryforwards of approximately $129,260. Net operating loss carryforward expires twenty years from the date the loss was incurred.

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

As of February 28, 2009 the Company had 2,200,000 shares of common stock issued and outstanding.

PTM PUBLICATIONS INCORPORATED AND SUBSIDIARY
(A Development Stage Company)
Notes to the Consolidated Financial Statements (Unaudited) February 28, 2009

NOTE 10. STOCKHOLDERS’ EQUITY

The stockholders’ equity section of the Company contains the following classes of capital stock as of February 28, 2009:

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Company management, including our chief executive officer and chief financial officer, have evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Form 10-K. Based on that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective to ensure that the information we are required to disclose in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in Securities and Exchange Commission rules and forms. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including cost limitations, the possibility of human error, judgments and assumptions regarding the likelihood of future events, and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

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

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

Directors, Executive Officers and Key Employees

The following table sets forth certain information regarding our directors, executive officers and key employees as of February 29, 2008 and as of the date of the filing of this report:

Name and Address                                                                                Age                                                            Position(s) Held

Jasmin Bin Omar Jayaseelan                                                                  35                                                            President, CEO, Principal Executive Officer and Chairman of the Board of Directors
17B Tingkat 2,
Jln Sg Besi Indah 1/19E, Tmn Sg Besi Indah,
43300 Seri Kembangan,
Selangor, Malaysia

Cheryl Lim Phaik Suan                                                                             33                                                             Treasurer, CFO, Principal Accounting Officer and Director
No.47 Taman Impian
Jln.Changkat Jong,
36000 Teluk Intan,
Perak, Malaysia

Jefferi Bin Omar Jayaseelan                                                                     36                                                           Secretary and Director
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

Item 11.	Executive Compensation

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

SUMMARY COMPENSATION TABLE

Name and Prncipal Position	Year	Salary	Bonus	Stock	Option	Non-Equity	Change in Pension	All Other	Total
(a)	(b)	($)	($)	Awards	Awards	Incentive	Value Nonqualified	Compensation	($)
		(c)	(d)	($)	($)	Plan	Deferred	($)	(j)
				(e)	(f)	Compensation	Compensation	(i)
						($)	Earnings
						(g)	($)
							(h)
Jasmin Bin Omar Jayaseelan, President, CEO and Principal Executive Officer	2009	0	0	0	0	0	0	0	0
	2008	0	0	0	0	0	0	0	0

Cheryl Lim Phaik Suan. Treasurer, CFO and Principal Accounting Officer	2009	14,178	0	0	0	0	0	0	14,178
	2008	18,829	0	0	0	0	0	0	18,829

Jefferi Bin Omar Jayaseelan, Secretary	2009	0	0	0	0	0	0	0	0
	2008	0	0	0	0	0	0	0	0

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

	OPTION AWARDS					STOCK AWARDS
Name and Principal Position(s)	Number of	Number of	Equity	Option	Option	Number	Market	Equity	Equity
(a)	Securities	Securities	Incentive	Exercise	Expiration	of Shares	Value of	Incentive	Incentive
	Underlying	Underlying	Plan	Price	Date	or Units	Shares or	Plan	Plan
	Unexercised	Unexercised	Awards:	($)	(f)	of Stock	Units	Awards:	Awards:
	Options	Options	Number of	(e)		That Have	of Stock	Number	Market
	(#)	(#)	Securities			Not	That Have	of	or Payout
	(Exercisable)	(Unexercisable)	Underlying			Vested	Not	Unearned	Value of
	(b)	(c)	Unexercised			(#)	Vested	Shares,	Unearned
			Unearned			(g)	($)	Units or	Shares,
			Options				(h)	Other	Units or
			(#)					Rights	Other
			(d)					That	Rights
								Have Not	That
								Vested	Have Not
								(#)	Vested
								(i)	($)
(j)
Jasmin Bin Omar Jayaseelan, President, CEO and Principal Executive Officer	0	0	0	0	0	0	0	0	0

Cheryl Lim Phaik Suan. Treasurer, CFO and Principal Accounting Officer	0	0	0	0	0	0	0	0	0

Jefferi Bin Omar Jayaseelan, Secretary	0	0	0	0	0	0	0	0	0

Option Grants in 2008

No options were granted during the fiscal year ended February 29, 2008. We have no outstanding warrants or stock options.

Director Compensation

None.

Employment Agreements

None.

Report on Repricing of Options

None.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table provides certain information regarding the ownership of our common stock, as of February 28, 2009 and as of the date of the filing of this annual report by:

•	each of our executive officers;

•	each director;

•	each person known to us to own more than 5% of our outstanding common stock; and

•	all of our executive officers and directors and as a group.

As of February 28, 2009 and the date of the filing of this annual report, we had a total of 2,200,000 shares of common stock issued and outstanding. Our officers and directors, who hold approximately 45% of our shares, may be able to exert control over the Company and its management. Except as indicated in footnotes to this table, the persons named in this table have sole voting and investment power with respect to all shares of common stock indicated below. Except where noted, the address of all listed beneficial owners is in care of our office address.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percent(%)
Jasmin Bin Omar Jayaseelan	400,000	18%
Jefferi Bin Omar Jayaseelan	400,000	18%
Cheryl Lim Phaik Suan	200,000	9%
All directors and executive officers as a group (6 persons)	1,000,000	45%

Changes in Control

None.

Item 13.	Certain Reltionships, Related Transactions and Director Independence

At February 28, 2009, there is a total of $8,999 advanced by an officer for start-up costs; however, there is no specific repayment term.

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

Audit Fees

The audit fees paid to our accounting firm, Chang G. Park, CPA, for the fiscal years ended February 28, 2009 and February 29,2008 were $5,000 and $4,000, respectively.

Audit-Related Fees

The fees of our accounting firm, Chang G. Park, CPA, for providing audit-related services such as reviewing our quarterly reports on Form 10-Q for the fiscal year ended February 28, 2009 was approximately $5,800.

Tax Fees

Chang G. Park, CPA, does not provide us with tax compliance, tax advice or tax planning services.

All Other Fees

None.

Item 15.	Exhibits

The following exhibits are being filed as part of this Annual Report on Form 10-K; all other exhibits required to be filed herein are incorporated by reference and can be found in their entirety in our original Form SB-2 registration statement filing on the SEC website at www.sec.gov.

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

June 11, 2009
/s/ Jasmin Bin Omar Jayaseelan
By: Jasmin Bin Omar Jayaseelan, Principal Executive Officer

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jasmin Bin Omar Jayaseelan By: Jasmin Bin Omar Jayaseelan	President, Chief Executive Officer (Principal Executive Officer) and Director	June 11, 2009

/s/ Cheryl Lim Phaik Suan By: Cheryl Lim Phaik Suan	Treasurer, Principal Accounting Officer and Director	June 11, 2009

/s/ Jefferi Bin Omar Jayaseelan By: Jefferi Bin Omar Jayaseelan	Secretary and Director	June 11, 2009