Form 10-Q
period 2009-05-31
PTM Publications INC
filed 2009-07-16
CIK 1355420

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]   Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended May 31, 2009

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

At May 31, 2009, there were 2,200,000 shares of our common stock issued and outstanding.

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

PART II: OTHER INFORMATION

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

The interim consolidated financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the period presented have been made. The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year. These interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended February 29, 2009, which can be found in its entirety on the SEC website at www.sec.gov under our SEC File Number 333-133575.

PTM PUBLICATIONS INCORPORATED
(A Development Stage Company)
Consolidated Balance Sheets

ASSETS
	(Unaudited)	(Audited)
	As of	As of
	May 31	February 28
	2009	2009
	$	$

Current Assets
Cash	3,263	3,068
Prepaid Expenses	-	-
Accounts Receivable	-	-

Total Current Assets	3,263	3,068
Fixed Assets	2,094	1,970
Less: Accumulated Depreciation	871	720
Fixed Assets, Net	1,223	1,250
Other Asset
Security Deposit	-	-

Other Asset	-	-

TOTAL ASSETS	4,486	4,318

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Bank Overdraft	0	0
Accounts Payable	59,474	49,615
Loan Payable - (related party)	9,589	8,999

Total Current Liabilities	69,062	58,614

Total Liabilities	69,062	58,614

Stockholders' Equity

Common stock, ($0.001 par value, 50,000,000 shares authorized;
2,200,000 and 1,000,000shares issued and outstanding
as of May 31, 2009, and February 29, 2009 respectively)	2,200	2,200
Additional paid-in capital	62,800	62,800
Deficit accumulated during development stage	(134,177)	(128,350)
Accumulated other comprehensive loss
Foreign currency translation adjustments	4,601	9,055

Total Stockholders' Equity	(64,577)	(54,295)

TOTAL LIABILITIES &
STOCKHOLDERS' EQUITY	4,486	4,318

See Notes to Financial Statements

PTM PUBLICATIONS INCORPORATED
(A Development Stage Company)
Consolidated Statements of Operations (unaudited)

	Three Months Ended	Three Months Ended	Inception to	Inception to
	May 31	May 31	May 31	February 28
	2009	2008	2009	2009
	$	$	$	$

Revenues

Revenues	-	13,276	19,295	19,295

Total Revenues	-	13,276	19,295	19,295

Operating Costs
Auditing Fees	-	3,953	26,104	26,104
Legal Fees	-	-	3,465	3,465
Administrative Expenses	-	780	8,553	8,553
Wages & Salaries	6,079	3,628	56,207	50,128
Website & Magazine	-	-	16,167	16,167
Printing Expenses	-	14,299	27,915	27,915
Rent&Utilities Expense	-	-	7,738	7,738
Depreciation Expense	102	48	2,614	2,511

Total Operating Costs	6,181	22,709	148,763	142,582

Other Income & (Expenses)	-	-	-	-
Foreign Exchange Gain (Loss)	-	-	(59)	(59)
Foreign Transaction Gain (Loss)	354		(42)	(396)
Disposition/Retirement of Assets Gain (Loss)	-	8	(4,608)	(4,608)

Total Other Income & (Expenses)	354	8	(4,709)	(5,063)

Net Income (Loss)	(5,827)	(9,425)	(134,177)	(128,350)

Basic earnings per share	(0.00)	(0.00)	(0.06)

Weighted average number of
common shares outstanding	2,200,000	2,200,000	2,200,000

See Notes to Financial Statements

PTM PUBLICATIONS INCORPORATED AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders' Equity (Unaudited)

				Deficit	Accumulated
	Common	Common	Additional	Accumulated	Other
	Stock	Stock	Paid-in	During	comprehensive	Total
		Amount	Capital	Development	Income (loss)
				Stage
		$	$	$	$	$

Balance, December 13, 2005	-	-	-	-	-	-

Stock issued for cash on December 14, 2005
@ $0.005 per share	1,000,000	1,000	4,000			5,000

Net loss, February 28, 2006				(983)		(983)

Foreign currency translation adjustments					34	34

Balance, February 28, 2006	1,000,000	$ 1,000	$ 4,000	$ (983)	$ 34	$ 4,051

Stock issued for cash during the Quarter ended
August 31, 2006 @ $0.05 per share	1,200,000	1,200	58,800			60,000

Net loss, February 28, 2007				(30,088)		(30,088)

Foreign currency translation adjustments					2,683	2,683

Balance, February 28, 2007	2,200,000	$ 2,200	$ 62,800	$ (31,071)	$ 2,717	$ 36,646

Net loss, February 29, 2008				(52,123)		(52,123)

Foreign currency translation adjustments					445	445

Balance, February 29, 2008	2,200,000	2,200	62,800	(83,194)	3,162	(15,032)

Net Loss, February 28, 2009				(45,156)		(45,156)

Foreign currency translation adjustments					5,893	5,893

Balance, February 28, 2009	2,200,000	2,200	62,800	(128,350)	9,055	(54,295)

Net Loss, May 31, 2009				(5,827)		(5,827)

Foreign currency translation adjustments					(4,454)	(4,454)

Balance, May 31, 2009	2,200,000	2,200	62,800	(134,177)	4,601	(64,577)

See Notes to Financial Statement

PTM PUBLICATIONS INCORPORATED
(A Development Stage Company)
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended	Three Months Ended	Inception to
	May 31	May 31	May 31
	2009	2008	2009
	$	$	$

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	(10,281)	(13,987)	(129,576)
Adjustments to reconcile net loss to net cash		-	-
provided by (used in) operating activities:		-	-
Depreciation	102	580	2,614
Increase Loss on Disposition of Assets	-	-	4,608
Changes in operating assets and liabilities:		-	-
		-	-
Accounts Receivable (Increase)	-	-	-
Increase in prepaid expenses	-	-	-
Accounts payable	9,859	8,999	59,474
Loan payable - (related party)	590	4,274	9,589

Net cash provided by (used in) operating activities	270	(133)	(53,292)

CASH FLOWS FROM INVESTING ACTIVITIES

Increase in security deposit	-	19	-

Purchase of Fixed Assets		135	(11,468)
Disposition of Fixed Assets	-	-	2,329
Net cash provided by (used in) investing activities	-	154	(9,139)

CASH FLOWS FROM FINANCING ACTIVITIES

Bank Overdraw	-	(27)	-
Issuance of common stock	-	-	2,200
Additional paid-in capital	-	-	62,800

Net cash provided by (used in) financing activities	-	(27)	65,000

Net increase (decrease) in cash	270	(6)	2,569
Foreign Exchange Effect	(75)		694
Cash at beginning of period	3,068	95	-

Cash at end of period	3,263	89	3,263

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for :

Interest	-	-	-

Income Taxes	-	-	-

See Notes to Financial Statements

PTM PUBLICATIONS INCORPORATED
(A Development Stage Company)
Notes to the Consolidated Financial Statements May 31, 2009

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

PTM PUBLICATIONS INCORPORATED
(A Development Stage Company)
Notes to the Consolidated Financial Statements May 31, 2009

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

PTM PUBLICATIONS INCORPORATED
(A Development Stage Company)
Notes to the Consolidated Financial Statements May 31, 2009

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

NOTE 3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had limited operations during the period from December 13, 2005 (inception) to May 31, 2009 and generated a net loss of $134,177. This condition raises substantial doubt about the Company’s ability to continue as a going concern. Because the Company is currently in the development stage and has minimal expenses, management believes that the company’s current cash of $3,263 will not be sufficient to cover the expenses they will incur during the next twelve months and that they will need  developing operations and may need to raise additional funding to continue operations.

Management plans to raise additional funds through debt or equity offerings. There is no guarantee that the Company will be able to raise any capital through this or any other offerings.

NOTE 4. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common.

NOTE 5. PROPERTY AND EQUIPMENT

Fixed Assets at May 31, 2009 consists of the following:

		Amount	Estimated Useful Lives
Computers		$2,094	5 years
		$2,094
Less:	Accumulated Depreciation	$ (871)
Fixed asset, net		$1,223

Depreciation expense for 3 months ended May 31, 2009  was $102.

PTM PUBLICATIONS INCORPORATED
(A Development Stage Company)
Notes to the Consolidated Financial Statements May 31, 2009

NOTE 6. RELATED PARTY TRANSACTIONS

As of May 31, 2009, there is a total of $9,589 that has been forwarded by an officer of the Company; no specific repayment terms have been established.

NOTE 7. INCOME TAXES

As of May 31, 2009
Deferred tax assets:
Net operating loss carryforwards	$ 19,436
Other	-0-
Gross deferred tax assets	19,436
Valuation allowance	19,436
Net deferred tax assets	$ -0-

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 8. NET OPERATING LOSSES

As of May 31, 2009, the Company has a net operating loss carryforwards of approximately $134,177 Net operating loss carryforward expires twenty years from the date the loss was incurred.

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

As of May 31, 2009 the Company had 2,200,000 shares of common stock issued and outstanding.

PTM PUBLICATIONS INCORPORATED
(A Development Stage Company)
Notes to the Consolidated Financial Statements May 31, 2009

NOTE 10. STOCKHOLDERS’ EQUITY

The stockholders’ equity section of the Company contains the following classes of capital stock as of May 31, 2009:

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the information contained in the audited financial statements and notes thereto set forth in our Annual Report on Form 10-K for the year ended February 29, 2009, which can be found in its entirety on the SEC website at www.sec.gov , filed under our SEC File Number 333-133575.

Note Regarding Forward-Looking Statements

The statements contained in this Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These include statements about our expectations, beliefs, intentions or strategies for the future, which are indicated by words or phrases such as anticipate, expect, intend, plan, will, the Company believes, management believes and similar words or phrases. The forward-looking statements are based on our current expectations and are subject to certain risks, uncertainties and assumptions. Our actual results could differ materially from results anticipated in these forward-looking statements. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements.

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

Our financial statements and information for the three months ended May 31, 2009 have been prepared by our Management on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We generated only no revenues during the three months ended May 31, 2009.

Three Months Ended May 31, 2009 compared to the Three Months Ended May 31, 2008

We incurred net losses of $5,827 for the three-month period ended May 31, 2009, as compared to a net loss of $9,425 for the three-month period ended May 31, 2008. The decrease was attributed to decreases in auditing fees ($0 - 2009 compared to $3,952 - 2008), administrative expense ($0 - 2009 compared to $780 - 2008) and printing expenses ($0 - 2009 compared to $14, 299 - 2008). Our other expenses for the three-month period ended May 31, 2009 consisted of wages and salaries in the amount of $6,079 ($3,628 - 2008) and depreciation expense of $102 ($48 - 2008).  We have incurred total net losses of $148,763, or $.06 per share, since inception.

Liquidity and Capital Resources

At May 31, 2009, we had total assets of $4,486 consisting of cash in the bank in the amount of $3,263 and net fixed assets of $1,223.

Our accounts payable at May 31, 2009 were $59,474. In addition, we have an outstanding loan payment due to an officer, director and shareholder of the Company in the amount of $9,589. This loan balance is non-interest bearing, unsecured and has no fixed terms of repayment.

There are currently no options, warrants, rights or other securities conversion rights issued and/or outstanding at May 31, 2009.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk factors set forth and discussed in our initial registration statement on Form 10-SB and our annual report on Form 10-K for the year ended February 29, 2009, which have not changed as of the date of the filing of this report and could materially affect our business, financial condition or future results. In addition, the risks described in the registration statement and our annual report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered securities during the three months ended May 31, 2009.

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

July 14, 2009                                  /s/ Jasmin Bin Omar Jayaseelan
By: Jasmin Bin Omar Jayaseelan, Principal Executive Officer

July 14, 2009                                         /s/ Cheryl Lim Phaik Suan
Cheryl Lim Phaik Suan, Treasurer, Principal Accounting Officer and Director