Form 10-Q
period 2009-08-31
PTM Publications INC
filed 2009-10-14
CIK 1355420

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]   Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended August 31, 2009

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer ___ Accelerated filer ___ Non-accelerated filer   X

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ X ] No [  ]

At August 31, 2009, there were 2,200,000 shares of our common stock issued and outstanding.

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

PTM PUBLICATIONS INCORPORATED
(A Development Stage Company)
Consolidated Balance Sheets

ASSETS
	(Unaudited)	(Audited)
	As of	As of
	August 31	February 28
	2009	2009
	$	$

Current Assets
Cash	3,221	3,068
Total Current Assets	3,221	3,068

Fixed Assets	2,073	1,970

Less: Accumulated Depreciation	(967)	(720)
Fixed Assets, Net	1,107	1,250

TOTAL ASSETS	4,328	4,318

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	60,941	49,615
Loan Payable - (related party)	20,355	8,999

Total Current Liabilities	81,296	58,614

Total Liabilities	81,296	58,614

Stockholders' Equity

Common stock, ($0.001 par value, 50,000,000 shares authorized;
2,200,000 and 2,200,000 shares issued and outstanding
as of August 31, 2009 and February 29, 2009, respectively)	2,200	2,200
Additional paid-in capital	62,800	62,800
Deficit accumulated during development stage	(147,052)	(128,350)
Accumulated other comprehensive loss
Foreign currency translation adjustments	5,084	9,055

Total Stockholders' Equity	(76,968)	(54,295)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	4,328	4,318

See Notes to Financial Statements

PTM PUBLICATIONS INCORPORATED
(A Development Stage Company)
Consolidated Statements of Operations (unaudited)

	Six Months Ended	Six Months Ended	Three Months Ended	Three Months Ended	Inception to
	August 31	August 31	August 31	August 31	August 31
	2009	2008	2009	2008	2009
	$	$	$	$	$

Revenues

Revenues	-	149	-	149	19,295
Total Revenues	-	149	-	149	19,295

Operating Costs
Auditing Fees	6,926	6,798	6,926	1,727	33,030
Legal Fees	-	-	-	-	3,465
Administrative Expenses	8	28	8	-	8,562
Wages & Salaries	12,224	13,554	6,146	6,679	62,353
Website & Magazine	-	-	-	-	16,167
Printing Expenses	-	-	-	-	27,915
Rent & Utilities Expense	-	2,456	-	638	7,738
Depreciation Expense	205	775	103	195	2,717
Total Operating Costs	19,364	23,612	13,184	9,239	161,947

Other Income & (Expenses)
Foreign Exchange Gain (Loss)	-	-	-	-	(59)
Foreign Transaction Gain (Loss)	663	(305)	309	(324)	267
Disposition/Retirement of Assets Gain (Loss)	-	(4,828)	-	(4,828)	(4,608)
Total Other Income & (Expenses)	663	(5,132)	3094	(5,152)	(4,400)

Net Income (Loss)	(18,701)	(28,595)	(12,875)	(14,241)	(147,052)

Basic earnings per share	(0.01)	(0.04)	(0.01)	(0.01)

Weighted average number of
common shares outstanding	2,200,000	2,200,000	2,200,000	2,200,000

See Notes to Financial Statements

PTM PUBLICATIONS INCORPORATED AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders' Equity (Unaudited)

				Deficit	Accumulated
	Common	Common	Additional	Accumulated	Other
	Stock	Stock	Paid-in	During	comprehensive	Total
		Amount	Capital	Development	Income (loss)
				Stage
		$	$	$	$	$

Balance, December 13, 2005	-	-	-	-	-	-

Stock issued for cash on December 14, 2005
@ $0.005 per share	1,000,000	1,000	4,000			5,000

Net loss, February 28, 2006				(983)		(983)

Foreign currency translation adjustments					34	34

Balance, February 28, 2006	1,000,000	$ 1,000	$ 4,000	$ (983)	$ 34	$ 4,051

Stock issued for cash during the Quarter ended
August 31, 2006 @ $0.05 per share	1,200,000	1,200	58,800			60,000

Net loss, February 28, 2007				(30,088)		(30,088)

Foreign currency translation adjustments					2,683	2,683

Balance, February 28, 2007	2,200,000	$ 2,200	$ 62,800	$ (31,071)	$ 2,717	$ 36,646

Net loss, February 29, 2008				(52,123)		(52,123)

Foreign currency translation adjustments					445	445

Balance, February 29, 2008	2,200,000	2,200	62,800	(83,194)	3,162	(15,032)

Net Loss, February 28, 2009				(45,156)		(45,156)

Foreign currency translation adjustments					5,893	5,893

Balance, February 28, 2009	2,200,000	2,200	62,800	(128,350)	9,055	(54,295)

Net Loss, August 31, 2009				(18,701)		(18,701)

Foreign currency translation adjustments					(3,971)	(3,971)

Balance, August 31, 2009	2,200,000	2,200	62,800	(147,052)	5,084	(76,968)

See Notes to Financial Statement

PTM PUBLICATIONS INCORPORATED
(A Development Stage Company)
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended	Six Months Ended	Three Months Ended	Three Months Ended	Inception to
	August 31	August 31	August 31	August 31	August 31
	2009	2008	2009	2008	2009
			$	$	$

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	(22,672)	(26,502)	(12,392)	(12,515)	(141,968)
Adjustments to reconcile net loss to net cash				-	-
provided by (used in) operating activities:				-	-
Depreciation	205	775	103	195	2,717
Increase Loss on Disposition of Assets	-	4,828	-	4,828	4,608
Changes in operating assets and liabilities:				-	-
				-	-
Accounts Receivable (Increase)	-	-	-	-	-
Increase in prepaid expenses	-	-	-	-	-
Accounts payable	11,326	15,860	1,467	6,861	60,941
Net cash provided by (used in) operating activities	(11,141)	(5,039)	(10,822)	(631)	(73,702)

CASH FLOWS FROM INVESTING ACTIVITIES

Increase in security deposit	-	1,658	-	1,658	-
Purchase of Fixed Assets	-	-	-	-	(11,468)
Disposition of Fixed Assets	-	2,329	-	2,310	2,329
Net cash provided by (used in) investing activities	-	3,987	-	3,968	(9,139)

CASH FLOWS FROM FINANCING ACTIVITIES

Bank Overdraw	-	(27)	-	-	-
Loan payable - (related party)	11,357	4,037	10,766	(237)	20,355
Issuance of common stock	-	-	-	-	2,200
Additional paid-in capital	-	-	-	-	62,800
Net cash provided by (used in) financing activities	11,357	4,010	10,766	(237)	85,355

Net increase (decrease) in cash	216	2,958	(56)	3,100	2,514
Foreign Exchange Effect	(63)	433	14	297	707
Cash at beginning of period	3,068	95	3,263	89	-

Cash at end of period	3,221	3,486	3,221	3,486	3,221

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for :
Interest	-	-	-	-	-
Income Taxes	-	-	-	-	-

See Notes to Financial Statements

PTM PUBLICATIONS INCORPORATED
(A Development Stage Company)
Notes to the Consolidated Financial Statements August 31, 2009

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

PTM PUBLICATIONS INCORPORATED
(A Development Stage Company)
Notes to the Consolidated Financial Statements August 31, 2009

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

PTM PUBLICATIONS INCORPORATED
(A Development Stage Company)
Notes to the Consolidated Financial Statements August 31, 2009

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

j. Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, could have a material effect on the accompanying financial statements.

NOTE 3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had limited operations during the period from December 13, 2005 (inception) to August 31, 2009 and generated a net loss of $147,052. This condition raises substantial doubt about the Company’s ability to continue as a going concern. Because the Company is currently in the development stage and has minimal expenses, management believes that the company’s current cash of $3,221 will not be sufficient to cover the expenses they will incur during the next twelve months and that they will need  developing operations and may need to raise additional funding to continue operations.

Management plans to raise additional funds through debt or equity offerings. There is no guarantee that the Company will be able to raise any capital through this or any other offerings.

NOTE 4. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common.

NOTE 5. PROPERTY AND EQUIPMENT

Fixed Assets at August 31, 2009 consists of the following:

		Amount	Estimated Useful Lives
Computers		$2,073	5 years
		$2,073
Less:	Accumulated Depreciation	$ (967)
Fixed assets, net		$1,107

Depreciation expense for the six and three months ended August 31, 2009  was $205 and $103, respectively.

PTM PUBLICATIONS INCORPORATED
(A Development Stage Company)
Notes to the Consolidated Financial Statements August 31, 2009

NOTE 6. RELATED PARTY TRANSACTIONS

As of August 31, 2009, there is a total of $20,355 that has been forwarded by an officer of the Company; no specific repayment terms have been established.

NOTE 7. INCOME TAXES

As of August 31, 2009
Deferred tax assets:
Net operating loss carryforwards	$ (147,052)
Other	-0-
Gross deferred tax assets	49,998
Valuation allowance	49,998
Net deferred tax assets	$ -0-

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 8. NET OPERATING LOSSES

As of August 31, 2009, the Company has a net operating loss carryforwards of approximately $147,052.  Net operating loss carryforward expires twenty years from the date the loss was incurred.

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

As of August 31, 2009 the Company had 2,200,000 shares of common stock issued and outstanding.

PTM PUBLICATIONS INCORPORATED
(A Development Stage Company)
Notes to the Consolidated Financial Statements August 31, 2009

NOTE 10. STOCKHOLDERS’ EQUITY

The stockholders’ equity section of the Company contains the following classes of capital stock as of August 31, 2009:

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

Our financial statements and information for the three and six months ended August 31, 2009 have been prepared by our Management on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We generated no revenues during the three and six months ended August 31, 2009 and have incurred total net losses of $147,052 from inception to August 31, 2009.

Three Months Ended August 31, 2009 compared to the Three Months Ended August 31, 2008

We incurred net losses of $12,875, or $.01 per share, for the three-month period ended August 31, 2009, as compared to net losses of $14,241, or $.01 per share, for the three-month period ended August 31, 2008. The decrease was mainly attributed to decreases in rent expense, resulting from the cancellation of our office lease in June 2008 ($Nil - 2009 compared to $638 - 2008. Our other expenses for the three-month period ended August 31, 2009 consisted of wages and salaries in the amount of $6,146 ($6,679- 2008) ); auditing fees in the amount of $6,926 ($1,727 - 2008); administrative expense of $8 ($Nil - 2008); and depreciation expense in the amount of $103 ($195 - 2008).

Six Months Ended August  31, 2009 compared to the Six Months Ended August 31, 2008

We incurred net losses of $18,701, or $.01 per share, for the six-month period ended August 31, 2009, as compared to net losses of $28,595, or $.04 per share, for the six-month period ended August 31, 2008. The decrease was mainly attributed to decreases in rent expense, resulting from the cancellation of our office lease in June 2008 ($Nil - 2009 compared to $2,456 - 2008. Our other expenses for the six-month period ended August 31, 2009 consisted of wages and salaries in the amount of $12,224 ($13,554 - 2008) ); auditing fees in the amount of $6,926 ($6,798 - 2008); administrative expense of $8 ($28 - 2008); and depreciation expense in the amount of $205 ($775 - 2008).

Liquidity and Capital Resources

At August 31, 2009, we had total assets of $4,328 consisting of cash in the bank in the amount of $3,221 and net fixed assets of $1,107.

Our accounts payable at August 31, 2009 were $60,941. In addition, we have an outstanding loan payment due to an officer, director and shareholder of the Company in the amount of $20,355. This loan balance is non-interest bearing, unsecured and has no fixed terms of repayment.

There are currently no options, warrants, rights or other securities conversion rights issued and/or outstanding.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered securities during the three months ended August 31, 2009.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION - SUBSEQUENT EVENTS

None.

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

October 12, 2009                                   /s/ Jasmin Bin Omar Jayaseelan
By: Jasmin Bin Omar Jayaseelan, Principal Executive Officer

October 12, 2009                                   /s/ Cheryl Lim Phaik Suan
Cheryl Lim Phaik Suan, Treasurer, Principal Accounting Officer and Director