Form 10-Q/A
period 2009-08-31
PTM Publications INC
filed 2009-10-22
CIK 1355420

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

This amendment is being filed to correct the following errors: (1) Consolidated Statements of Operations - The basic earnings per share for the Six Months Ended August 31, 2008 was incorrectly disclosed as $0.04 per share; the correct disclosure is now $0.01 per share; (2) Same disclosure was corrected in the Results of Operations section of Item 2. -Management's Discussion and Analysis of Financial Condition and Results of Operations for the Six Months Ended August 31, 2009 compared to the Six Months Ended August 31, 2008; (3) Added Loss from disposal of fixed asset in 2008 to both 3 and six-month period comparisons in Results of Operations; and (3) added the Consolidated Statements of Comprehensive Loss to the financial statements, which was previously omitted.

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

See Notes to Financial Statements

PTM PUBLICATIONS INCORPORATED
(A Development Stage Company)
Consolidated Statements of Operations (unaudited)

	Six Months Ended	Six Months Ended	Three Months Ended	Three Months Ended	Inception to
	August 31	August 31	August 31	August 31	August 31
	2009	2008	2009	2008	2009
	$	$	$	$	$

Revenues

Revenues	-	149	-	149	19,295
Total Revenues	-	149	-	149	19,295

Operating Costs
Auditing Fees	6,926	6,798	6,926	1,727	33,030
Legal Fees	-	-	-	-	3,465
Administrative Expenses	8	28	8	-	8,562
Wages & Salaries	12,224	13,554	6,146	6,679	62,353
Website & Magazine	-	-	-	-	16,167
Printing Expenses	-	-	-	-	27,915
Rent & Utilities Expense	-	2,456	-	638	7,738
Depreciation Expense	205	775	103	195	2,717
Total Operating Costs	19,364	23,612	13,184	9,239	161,947

Other Income & (Expenses)
Foreign Exchange Gain (Loss)	-	-	-	-	(59)
Foreign Transaction Gain (Loss)	663	(305)	309	(324)	267
Disposition/Retirement of Assets Gain (Loss)	-	(4,828)	-	(4,828)	(4,608)
Total Other Income & (Expenses)	663	(5,132)	3094	(5,152)	(4,400)

Net Income (Loss)	(18,701)	(28,595)	(12,875)	(14,241)	(147,052)

Basic earnings per share	(0.01)	(0.01)	(0.01)	(0.01)

Weighted average number of
common shares outstanding	2,200,000	2,200,000	2,200,000	2,200,000

See Notes to Financial Statements

PTM PUBLICATIONS INCORPORATED
(A Development Stage Company)
Consolidated Statements of Comprehensive Loss (Unaudited)

	Six Months Ended August 31	Six Months Ended August 31	Three Months Ended August 31	Three Months Ended August 31	Inception to August 31
	2009	2008	2009	2008	2009
	$	$	$	$

Net Loss	(18,701)	(28,595)	(12,875)	(14,241)	(147,052)

Foreign currency translation adjustment	(3,971)	2,093	483	1,726	5,084

Comprehensive loss	(22,672)	(26,502)	(12,392)	(12,515)	(141,968)

PTM PUBLICATIONS INCORPORATED AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders' Equity (Unaudited)

				Deficit	Accumulated
	Common	Common	Additional	Accumulated	Other
	Stock	Stock	Paid-in	During	comprehensive	Total
		Amount	Capital	Development	Income (loss)
				Stage
		$	$	$	$	$

Balance, December 13, 2005	-	-	-	-	-	-

Stock issued for cash on December 14, 2005
@ $0.005 per share	1,000,000	1,000	4,000			5,000

Net loss, February 28, 2006				(983)		(983)

Foreign currency translation adjustments					34	34

Balance, February 28, 2006	1,000,000	$ 1,000	$ 4,000	$ (983)	$ 34	$ 4,051

Stock issued for cash during the Quarter ended
August 31, 2006 @ $0.05 per share	1,200,000	1,200	58,800			60,000

Net loss, February 28, 2007				(30,088)		(30,088)

Foreign currency translation adjustments					2,683	2,683

Balance, February 28, 2007	2,200,000	$ 2,200	$ 62,800	$ (31,071)	$ 2,717	$ 36,646

Net loss, February 29, 2008				(52,123)		(52,123)

Foreign currency translation adjustments					445	445

Balance, February 29, 2008	2,200,000	2,200	62,800	(83,194)	3,162	(15,032)

Net Loss, February 28, 2009				(45,156)		(45,156)

Foreign currency translation adjustments					5,893	5,893

Balance, February 28, 2009	2,200,000	2,200	62,800	(128,350)	9,055	(54,295)

Net Loss, August 31, 2009				(18,701)		(18,701)

Foreign currency translation adjustments					(3,971)	(3,971)

Balance, August 31, 2009	2,200,000	2,200	62,800	(147,052)	5,084	(76,968)

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

Three Months Ended August 31, 2009 compared to the Three Months Ended August 31, 2008

We incurred net losses of $12,875, or $.01 per share, for the three-month period ended August 31, 2009, as compared to net losses of $14,241, or $.01 per share, for the three-month period ended August 31, 2008. The decrease was mainly attributed to decreases in rent expense, resulting from the cancellation of our office lease in June 2008 ($Nil - 2009 compared to $638 - 2008. Our other expenses for the three-month period ended August 31, 2009 consisted of wages and salaries in the amount of $6,146 ($6,679- 2008) ); auditing fees in the amount of $6,926 ($1,727 - 2008); administrative expense of $8 ($Nil - 2008); loss from disposal of fixed asset - $Nil ($(4,828) - 2008) ; and depreciation expense in the amount of $103 ($195 - 2008).

Six Months Ended August  31, 2009 compared to the Six Months Ended August 31, 2008

We incurred net losses of $18,701, or $.01 per share, for the six-month period ended August 31, 2009, as compared to net losses of $28,595, or $.01 per share, for the six-month period ended August 31, 2008. The decrease was mainly attributed to decreases in rent expense, resulting from the cancellation of our office lease in June 2008 ($Nil - 2009 compared to $2,456 - 2008. Our other expenses for the six-month period ended August 31, 2009 consisted of wages and salaries in the amount of $12,224 ($13,554 - 2008) ); auditing fees in the amount of $6,926 ($6,798 - 2008); administrative expense of $8 ($28 - 2008); loss from disposal of fixed asset - $Nil ($(4,828) - 2008) ; and depreciation expense in the amount of $205 ($775 - 2008).

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

October 19, 2009                                   /s/ Jasmin Bin Omar Jayaseelan
By: Jasmin Bin Omar Jayaseelan, Principal Executive Officer

October 19, 2009                                   /s/ Cheryl Lim Phaik Suan
Cheryl Lim Phaik Suan, Treasurer, Principal Accounting Officer and Director