Form 10-Q
period 2009-11-30
PTM Publications INC
filed 2010-01-14
CIK 1355420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2009

☐  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period from _________ to _________

Commission File Number: 000-52044

PTM PUBLICATIONS INCORPORATED

(Name of Small Business Issuer in its charter)

Nevada	26-2940624
(state or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

E-2-14 Block E, Plaza Damas

Jalan Hartamas 1, Sri Hartamas

Kuala Lumpur, Malaysia

(Address of principal executive offices)

(603) 525-3380

Issuer’s telephone number

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was require to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer  ☐      Accelerated filer  ☐     Non-accelerated filer  ☐     Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes    ☐     No   ☑

APPLICABLE ONLY TO CORPORATE ISSUERS

As of January 13, 2010 the registrant had 2,200,000 shares of common stock outstanding.

PTM PUBLICATIONS INCORPORATED

PART I - FINANCIAL INFORMATION

Safe Harbor Statement

This report on Form 10-Q contains certain forward-looking statements.  All statements other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including any projections of earnings, revenues, or other financial items; any statements of the plans, strategies, and objectives of management for future operation; any statements concerning proposed new products, services, or developments; any statements regarding future economic conditions or performance; statements of belief; and any statement of assumptions underlying any of the foregoing. Such forward-looking statements are subject to inherent risks and uncertainties, and actual results could differ materially from those anticipated by the forward-looking statements.

These forward-looking statements involve significant risks and uncertainties, including, but not limited to, the following: competition, promotional costs, and risk of declining revenues.  Our actual results could differ materially from those anticipated in such forward-looking statements as a result of a number of factors.  These forward-looking statements are made as of the date of this filing, and we assume no obligation to update such forward-looking statements.  The following discusses our financial condition and results of operations based upon our financial statements which have been prepared in conformity with accounting principles generally accepted in the United States.  It should be read in conjunction with our financial statements and the notes thereto included elsewhere herein.

Item 1.  Financial Statements

The unaudited interim financial statements of PTM Publications Incorporated (the “Company”, “PTM Publications”, “we”, “our”, “us”) follow.  All currency references in this report are in U.S. dollars unless otherwise noted.

The accompanying Financial Statements of PTM Publications Incorporated should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended February 28, 2009.  Significant accounting policies disclosed therein have not changed except as noted below.

PTM PUBLICATIONS INCORPORATED

(A Development Stage Company)

Unaudited

(Express in U.S. Dollars)

November 30, 2009

PTM PUBLICATIONS INCORPORATED

(A Development Stage Company)

Consolidated Balance Sheets

		(Unaudited)		(Audited)
		As of		As of
		November 30		February 28
		2009		2009
ASSETS
Current Assets
Cash	USD	760	USD	3,068
Total Current Assets		760		3,068
Fixed Assets		2,150		1,970
Less: Accumulated Depreciation		1,110		720
Fixed Assets, Net		1,040		1,250
Other Asset
Security Deposit		-		-
Other Asset		-		-
TOTAL ASSETS	USD	1,800	USD	4,318
LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities
Bank Overdraft	USD	0	USD	0
Accounts Payable		62,708		49,615
Loan Payable - (related party)		21,002		8,999
Total Current Liabilities		83,710		58,614

Total Liabilities	USD	83,710	USD	58,614

Stockholders' Equity
Common stock, ($0.001 par value, 50,000,000 shares authorized;
2,200,000 and 1,000,000shares issued and outstanding
as of November 30, 2009, and February 28, 2009 respectively)	USD	2,200	USD	2,200
Additional paid-in capital		62,800		62,800
Deficit accumulated during development stage		(149,379)		(128,350)
Accumulated other comprehensive loss
Foreign currency translation adjustments		2,469		9,055
Total Stockholders' Equity	USD	(81,910)	USD	(54,295)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	USD	1,800	USD	4,318
		0

The accompanying notes are an integral part of these financial statements.

PTM PUBLICATIONS INCORPORATED

(A Development Stage Company)

Consolidated Statements of Operations (Unaudited)

		Nine Months Ended		Nine Months Ended		Three Months Ended		Three Months Ended		Inception to
		November 30		November 30		November 30		November 30		November 30
		2009		2008		2009		2008		2009
Revenues

Revenues	USD	-	USD	145	USD	-	USD	-	USD	19,295
Total Revenues		-		145		-		-		19,295

Operating Costs
Auditing Fees		8,941		8,718		1,930		1,920		35,046
Legal Fees		-		-		-		-		3,465
Administrative Expenses		9		27		-		(1)		8,562
Wages & Salaries		12,443		19,777		-		6,223		62,571
Website & Magazine		128		-		128		-		16,295
Printing Expenses		-		-		-		-		27,915
Rent&Utilities Expense		-		2,389		-		(67)		7,738
Depreciation Expense		312		864		103		88		2,824
Total Operating Costs		21,833		31,775		2,161		8,163		164,415

Other Income & (Expenses)		-		-		-		-		-
Foreign Exchange Gain (Loss)		-		-		-		-		(59)
Foreign Transaction Gain (Loss)		804		(838)		129		(533)		408
Disposition/Retirement of Assets Gain (Loss)		-		(4,696)		-		-		(4,608)

Total Other Income & (Expenses)		804		(5,534)		129		(533)		(4,259)

Net Income (Loss)	USD	(21,029)	USD	(37,164)	USD	(2,032)	USD	(8,696)	USD	(149,379)

Basic earnings per share	USD	(0.01)	USD	(0.02)	USD	(0.00)	USD	(0.00)	USD

Weighted average number of common shares outstanding		2,200,000		2,200,000		2,200,000		2,200,000

The accompanying notes are an integral part of these financial statements.

PTM PUBLICATIONS INCORPORATED

(A Development Stage Company)

Consolidated Statements of Comprehensive Loss (Unaudited)

		Nine Months Ended		Nine Months Ended		Three Months Ended		Three Months Ended		Inception to
		November 30		November 30		November 30		November 30		November 30
		2009		2008		2009		2008		2009
Net Loss	USD	(21,029)	USD	(37,164)	USD	(2,032)	USD	(8,696)	USD	(149,379)
Foreign currency translation adjustment		(6,586)		4,742		(2,615)		2,649		2,469
Comprehensive loss	USD	(27,615)	USD	(32,422)	USD	(4,647)	USD	(6,047)	USD	(146,910)

The accompanying notes are an integral part of these financial statements.

PTM PUBLICATIONS INCORPORATED AND SUBSIDIARY

(A Development Stage Company)

Consolidated Statement of Changes in Stockholders' Equity (Unaudited)

				Deficit		Accumulated
	Common	Common	Additional	Accumulated		Other
	Stock	Stock	Paid-in	During		comprehensive	Total
		Amount	Capital	Development		Income (loss)
				Stage
Balance, December 13, 2005	-	$-	$-	$-		$-	$-

Stock issued for cash on December 14, 2005
@ $0.005 per share	1,000,000	1,000	4,000				5,000

Net loss, February 28, 2006				(983)			(983)

Foreign currency translation adjustments						34	34

Balance, February 28, 2006	1,000,000	$1,000	$4,000	$(983)		$34	$4,051

Stock issued for cash during the Quarter ended
August 31, 2006 @ $0.05 per share	1,200,000	1,200	58,800				60,000

Net loss, February 28, 2007				-			-

Foreign currency translation adjustments						2,683	2,683

Balance, February 28, 2007	2,200,000	$2,200	$62,800	$(983)		$2,717	$66,734

Net loss, February 29, 2008				(52,058)			(52,058)

Foreign currency translation adjustments						350	350

Balance, February 29, 2008	2,200,000	2,200	62,800	(53,041)		3,067	15,026

Net loss, May 31, 2008				-			-

Foreign currency translation adjustments						-	-

Balance, May 31, 2008	2,200,000	2,200	62,800	(53,041)		3,067	15,026

Net Loss, February 28, 2009				-			-

Foreign currency translation adjustments						5,893	5,893

Balance, February 28, 2009	2,200,000	2,200	62,800	(128,350)	#	9,055	(54,295)

Net Loss Nine Months November 30, 2009				(21,029)			(21,029)

Foreign currency translation adjustments						(6,586)	(6,586)

Balance, November 30, 2009	2,200,000	2,200	62,800	(149,379)		2,469	(81,910)

The accompanying notes are an integral part of these financial statements.

PTM PUBLICATIONS INCORPORATED

(A Development Stage Company)

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended	Nine Months Ended	Three Months Ended	Three Months Ended	Inception to
	November 30	November 30	November 30	November 30	November 30
	2009	2008	2009	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	(27,615)	(32,422)	(4,647)	(6,047)	(146,910)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation	312	864	103	88	2,824
Increase Loss on Disposition of Assets	-	4,696	-	-	4,608
Foreign transaction loss (gain)	(804)	838	(129)	533	408
Changes in operating assets and liabilities:
		-	-		-
Accounts Receivable (Increase)	-	-		-	-
Increase in prepaid expenses	-	-	-	-	-
Accounts payable	13,093	20,852	1,767	5,297	62,708
Loan payable - (related party)	12,003	3,739	647	(298)	21,002
Net cash provided by (used in) operating activities	(3,010)	(1,433)	(2,259)	(427)	(55,359)

CASH FLOWS FROM INVESTING ACTIVITIES

Increase in security deposit	-	1,658	-	-	-
Purchase of Fixed Assets		-	-	-	(11,468)
Disposition of Fixed Assets	-	2,329	-	-	2,329
Net cash provided by (used in) investing activities	-	3,987	-	-	(9,139)

CASH FLOWS FROM FINANCING ACTIVITIES

Bank Overdraw	-	(27)	-		-
Issuance of common stock	-	-	-	-	2,200
Additional paid-in capital	-	-	-	-	62,800

Net cash provided by (used in) financing activities	-	(27)	-	-	65,000

Net increase (decrease) in cash	(3,010)	2,527	(2,259)	(427)	502
Foreign Exchange Effect	702	644	(202)	207	258
Cash at beginning of period	3,068	95	3,221	3,486	-

Cash at end of period	760	3,266	760	3,266	760

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for :

Interest	-	-	-	-	-

Income Taxes	-	-	-	-	-

The accompanying notes are an integral part of these financial statements.

PTM PUBLICATIONS INCORPORATED

(A Development Stage Company)

Notes to the Consolidated Financial Statements

November 30, 2009

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

b. Basic Earnings per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share.  ASC 260 specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock.  The Company has adopted the provisions of ASC 260 effective December 13, 2005 (inception).

Basic net earnings (loss) per share amounts are computed by dividing the net earnings (loss) by the weighted average number of common shares outstanding. Diluted earnings (loss) per share are the same as basic earnings (loss) per share due to the lack of dilutive items in the Company.

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

November 30, 2009

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

g. Stock-Based Compensation

The Company records stock-based compensation in accordance with ASC 718, Compensation – Stock Based Compensation, using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued.

h. Income Taxes

Income taxes are provided in accordance with ASC 740, Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards.  Deferred tax expense (benefit) results  from  the net  change  during  the  year of  deferred  tax  assets  and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

i. Comprehensive Income

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive income and its components in the consolidated financial statements. As at November 30, 2009, the Company‘s only component of comprehensive income (loss) was foreign currency translation adjustments.

j. Foreign Currency Translation and Transactions

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

PTM PUBLICATIONS INCORPORATED

(A Development Stage Company)

Notes to the Consolidated Financial Statements

November 30, 2009

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

j. Foreign Currency Translation and Transactions

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

k. Recent Accounting Pronouncements

In May 2009, FASB issued ASC 855, Subsequent Events, which establishes general standards of for the evaluation, recognition and disclosure of events and transactions that occur after the balance sheet date. Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards. The standard, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009.  The adoption of ASC 855 did not have a material effect on the Company’s financial statements.

In June 2009, the FASB issued guidance now codified as ASC 105, Generally Accepted Accounting Principles as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP, aside from those issued by the SEC. ASC 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place.  The adoption of ASC 105 did not have a material impact on the Company’s financial statements, but did eliminate all references to pre-codification standards.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had limited operations during the period from December 13, 2005 (inception) to November 30, 2009 and generated a net loss of $146,910. This condition raises substantial doubt about the Company’s ability to continue as a going concern. Because the Company is currently in the development stage and has minimal expenses, management believes that the company’s current cash of $760 will not be sufficient to cover the expenses they will incur during the next twelve months and that they will need  developing operations and may need to raise additional funding to continue operations.

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

PTM PUBLICATIONS INCORPORATED

(A Development Stage Company)

Notes to the Consolidated Financial Statements

November 30, 2009

NOTE 5. PROPERTY AND EQUIPMENT

Fixed Assets at November 30, 2009 consists of the following:

	Amount	Estimated Useful Lives
Computers	$2,150	5 years
	$2,150
Less: Accumulated Depreciation	$ (1109)
Fixed asset, net	$1,040

Depreciation expense for 3 months ended November 30, 2009  was $103.

NOTE 6. RELATED PARTY TRANSACTIONS

As of November 30, 2009, there is a total of $21,035 that has been forwarded by an officer of the Company; no specific repayment terms have been established.

NOTE 7. INCOME TAXES

As of November30, 2009
Deferred tax assets:
Net operating loss carryforwards	$ (146,910)
Other	-0-
Gross deferred tax assets	49,949
Valuation allowance	(49,949)
Net deferred tax assets	$ -0-

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 8. NET OPERATING LOSSES

As of August 31, 2009, the Company has a net operating loss carryforwards of approximately $146,910 Net operating loss carryforward expires twenty years from the date the loss was incurred.

PTM PUBLICATIONS INCORPORATED

(A Development Stage Company)

Notes to the Consolidated Financial Statements

November 30, 2009

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

As of November 30, 2009 the Company had 2,200,000 shares of common stock issued and outstanding.

NOTE 10. STOCKHOLDERS’ EQUITY

The stockholders’ equity section of the Company contains the following classes of capital stock as of November 30, 2009:

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

NOTE 12.   SUBSEQUENT EVENTS

In accordance with ASC 855, Subsequent Events, the Company has evaluated subsequent events through January 13, 2010, the date of issuance of the unaudited interim consolidated financial statements. During this period, the Company did not have any material recognizable subsequent events.

 Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section of this report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance.  Forward looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions or words which, by their nature, refer to future events.  You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report.  These forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

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

Our financial statements and information for the three and nine months ended November 30, 2009 have been prepared by our Management on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  We generated no revenues during the three and nine months ended November 30, 2009 and have incurred total net losses of $149,379 from inception to November 30, 2009.

Three months Ended November 30, 2009 compared to the Three months Ended November 30, 2008

We incurred net losses of $2,032, or $0.00 per share, for the three-month period ended November 30, 2009, as compared to net losses of $8,696, or $0.00 per share, for the three-month period ended November 30, 2008.  The decrease was mainly attributed to decreases wages and salaries ($Nil - 2009 compared to $6,223 - 2008.  Our other expenses for the three-month period ended November 30, 2009 consisted of auditing fees in the amount of $1,930 ($1,920 - 2008); administrative expense of $8 ($Nil - 2008); and depreciation expense in the amount of $103 ($195 - 2008).

Nine months Ended November 30, 2009 compared to the Nine months Ended November 30, 2008

We incurred net losses of $21,029, or $0.01 per share, for the nine-month period ended November 30, 2009, as compared to net losses of $37,164, or $0.02 per share, for the nine-month period ended November 30, 2008.  The decrease was mainly attributed to decreases in wages and salaries ($12,443 - 2009 compared to $19,777 - 2008.  Our other expenses for the nine-month period ended November 30, 2009 consisted of auditing fees in the amount of $8,941 ($8,718 - 2008); administrative expense of $9 ($27 - 2008); website and magazine expense of $128 ($nil – 2008), and depreciation expense in the amount of $312 ($864 - 2008).

Liquidity and Capital Resources

At November 30, 2009, we had total assets of $1,800 consisting of cash in the bank in the amount of $760 and net fixed assets of $1,040.

Our accounts payable at November 30, 2009 were $62,708.  In addition, we have an outstanding loan payment due to an officer, director and shareholder of the Company in the amount of $21,002.  This loan balance is non-interest bearing, unsecured and has no fixed terms of repayment.

There are currently no options, warrants, rights or other securities conversion rights issued and/or outstanding.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position.  The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Item 3.  Quantitative And Qualitative Disclosures Of Market Risk

We are a non-accelerated filer and a smaller reporting company, as defined in Rule 12b-2 of the of the Securities Exchange Act of 1934, and as such, are not required to provide the information under this item.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our sole officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our sole officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2009.  Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses in our internal control over financial reporting identified in our Annual Report on Form 10-K for the year ended February 28, 2009, the sole officer concluded that our disclosure controls and procedures are ineffective.

Changes in internal controls

We have not yet implemented any of the recommended changes to internal control over financial reporting listed in our Annual Report on Form 10-K for the year ended February 28, 2009.  As such, there were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended November 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 4T.  Controls and Procedures.

Not applicable.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

Not applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits

Exhibit Number	Description
31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PTM PUBLICATIONS INCORPORATED

By: /s/ Patrick DeBlois
Date: January 14, 2010	Patrick DeBlois
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and Director