Form 10-K
period 2010-02-28
PTM Publications INC
filed 2010-06-15
CIK 1355420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2010

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

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $0.0001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer and “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐            Accelerated filer ☐         Non-accelerated filer ☐        Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)  Yes ☐    No ☑

Aggregate market value of the voting and non-voting stock of the registrant held by non-affiliates of the registrant as of of the last business day of the registrant’s most recently completed second fiscal quarter:  $0.00.

As of June 11, 2010 the registrant’s outstanding stock consisted of 48,400,000 common shares.

PTM PUBLICATIONS INCORPORATED

PART I

Item 1. Description of Business

General

PTM Publications Incorporated was incorporated in the State of Nevada on December 13, 2005.  We were formed to engage in the magazine publishing business in Malaysia. In January, our management has decided to abandon our current business in search of other opportunities.

Accordingly, our management has decided to focus our business on acquiring or merging with one or more operating businesses.  Our efforts to identify a target business are not limited to any particular industry.  As of February 28, 2010, we have not yet identified a potential merger or acquisition targe.  There can be no assurance that our management will be successful in negotiating the merger or acquisition of this target business and as such we continue to search for opportunities for other mergers or acquisitions.

We intend to focus our search on businesses in North America, but we will also explore opportunities in international markets that are attractive to us.  We will focus our efforts on seeking a business combination with a privately held business.  We believe that owners of privately held small or middle-market companies may seek to realize the value of their investments through a sale or recapitalization or through a merger with a public company to access capital to fund their growth.

There is no assurance that we will successfully identify a potential target business, enter into any definitive agreements with any target business, or finally consummate a business combination with any potential target business.

Acquisition Strategy

We have identified the following guidelines that we believe are important in evaluating a prospective target business.  We will use these guidelines in evaluating business combination opportunities; however, we may decide to enter into a business combination with a target business that does not meet all of these guidelines.  We may not be able to complete a business combination with any target business that meets all or part of these guidelines due to our limited human, capital and other resources.  In the alternative, we may seek to consummate a business combination with a company that may be financially unstable or in its early stages of development or growth.

Established company with positive cash flow.  We intend to acquire an established company with a history of positive cash earnings before interest, taxes, depreciation and amortization.  We do not intend to acquire a start-up company, a company with speculative business plans or a company that we believe has significant risk attached to it.

Strong competitive position in industry.  We intend to analyze the strengths and weaknesses of a target business relative to its competitors.  The factors we will consider include product quality, customer loyalty, cost impediments associated with customers switching to competitors, patent protection, brand positioning and capitalization.  We will seek to acquire a business that has developed a strong position within its market, is well positioned to capitalize on growth opportunities and operates in an industry with significant barriers to entry.  We will seek to acquire a business that demonstrates advantages when compared to its competitors, which may help to protect its market position and profitability.

Experienced management team.  We will seek to acquire a business that has an experienced management team with a proven track record for delivering growth and profits.  We believe that the operating expertise of our management team will complement, not replace, the target business’ management team.

Diversified customer and supplier base.  We will seek to acquire a business that has a diversified customer and supplier base.  We believe that a company with a diversified customer and supplier base is generally better able to endure economic downturns, industry consolidation, changing business preferences and other factors that may negatively impact its customers, suppliers and competitors.

Competition

In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities with business objectives similar to ours.  There are many blank check companies seeking to carry out a business plan similar to ours that have completed initial public offerings in the United States.  Furthermore, there are a number of additional blank check companies in the registration process that have not yet completed initial public offerings, and there are likely to be more blank check companies that have completed initial public offerings before we are able to successfully consummate a business combination.

We may also be subject to competition from entities other than blank check companies, which may be special acquisition companies or capital pool companies, that have a business objective similar to ours, including venture capital firms, leverage buyout firms and operating businesses looking to expand their operations through the acquisition of a target business.  Many of these entities are well-established and have extensive experience identifying and effecting business combinations either directly or through affiliates.  Many of these competitors possess greater technical, human and other resources than us and our financial resources may be relatively limited in comparison to many of these competitors.

While we believe that numerous potential target businesses may be available for acquisition, our ability to acquire a certain attractive target business will be limited by our available financial resources.  This inherent competitive limitation may give others an advantage in pursuing the acquisition of a target business.  The fact that stockholder approval may delay the completion of a business combination is an additional limitation that may be viewed unfavorably by certain target businesses.

Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination.  Our management believes, however, that our status as a public entity and our access to the United States public equity markets may give us a competitive advantage in acquiring a target business with significant growth potential on favorable terms over privately-held entities with business objectives similar to ours.

If we succeed in effecting a business combination, there will likely be further intense competition from competitors of the target business.  We cannot assure you that, subsequent to a business combination, we will have the resources or ability to compete effectively.

Effecting a Business Combination

We Have Not Identified a Target Business

As of February 28, 2010, we have not selected a specific target on which to concentrate our efforts for a business combination.  Our management has not had any preliminary contact or discussions on our behalf with representatives of any prospective target business regarding the possibility of a potential merger, capital stock exchange, asset acquisition or other strategic transaction with us.  In addition, our management has not yet taken any measure, directly or indirectly, to locate a target business.  There has been no due diligence, investigation, discussions, negotiations and/or other similar activities undertaken, directly or indirectly, by us, our management or by any third party, with respect to an ongoing proposed business combination.

Sources of Target Businesses

We anticipate target business candidates will be brought to our attention by various unaffiliated sources, including executives, private equity funds, venture capital funds, investment bankers, attorneys, accountants and other members of the financial community, who may present solicited or unsolicited proposals.  We expect such sources to become aware that we are seeking a business combination candidate by a variety of means, such as publicly available information relating to this offering, public relations and marketing efforts, articles that may be published in industry trade papers discussing our intention to effect a business combination, or direct contact by management of potential target businesses.

Our management, as well as our existing stockholders and their affiliates, may also bring to our attention target business candidates.  While we do not anticipate engaging the services of professional firms that specialize in business acquisitions on any formal basis, we may engage these firms in the future, in which case we may be required to pay a finder’s fee or other compensation.  The terms of any such arrangements will be negotiated with such persons on arm’s length basis and disclosed to our stockholders in connection with any proposed business combination.  In no event, however, will we pay our existing management, our existing stockholders, or any entity with which they are affiliated any finder’s fee or other compensation for services rendered to us prior to or in connection with the consummation of a business combination.  In addition, neither our existing management nor our existing stockholders will receive any finder’s fee, consulting fees or any similar fees or other compensation from any other person or entity, including any target company, in connection with any business combination other than any compensation or fees to be received for any services provided following such a business combination.

Selection of a Target Business and Structuring of a Business Combination

Our management will have virtually unrestricted flexibility in identifying and selecting a prospective target business.  In evaluating a prospective target business, our management will consider, among other factors, the following:

•	growth potential;
•	financial condition and results of operations;
•	capital requirements;
•	the value and extent of intellectual property;
•	competitive position;
•	stage of development of products, processes or services;
•	degree of current or potential market acceptance of products, processes or services;
•	proprietary features and degree of protection of products, processes or services; and
•	costs associated with effecting the business combination.

Any evaluation relating to the merits of a particular business combination will be based on the above factors as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objectives.  In evaluating a prospective target business, we will conduct an extensive due diligence review which will encompass, among other things, meeting with incumbent management, inspecting facilities, and reviewing financial and other information that is made available to us.

We will attempt to structure any business combination so as to achieve the most favorable tax treatment for us, the target business and both companies’ stockholders.  We cannot assure you, however, that the Internal Revenue Service or appropriate state tax authorities will agree with our tax treatment of the business combination.

The time and costs required to select and evaluate a target business and to structure and complete a business combination cannot presently be ascertained with any degree of certainty.  Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in a loss to us and reduce the amount of capital available to otherwise complete a business combination.

Fair Market Value of Target Business

The fair market value of a target business will be determined by our Board of Directors based upon standards generally accepted by the financial community, such as actual and potential sales, earnings, cash flow, book value, and the price for which comparable businesses have recently been sold.  Other factors contributing to a determination of the fair market value may include timing, the reputation of the target business and the anticipated costs of completing the transaction.

We are not required to obtain an opinion from an unaffiliated third party regarding the fair market value of a target business we select at the time of any transaction.  We are also not required to obtain an opinion from an unaffiliated third party indicating that the price we plan to pay is fair to our stockholders from a financial perspective unless the target is affiliated with our officers, directors, special advisors, existing stockholders or their affiliates.  However, because Patrick DeBlois and Eden Clark our officers and sole director, have no experience in evaluating business combinations for blank check companies like ours, their judgment may not meet the criteria that independent investment banking firms or other similar blank check companies usually use.

Probable Lack of Business Diversification

It is probable that we will have the ability to effect only a single business combination, although this may entail the simultaneous acquisition of several compatible operating businesses or assets.  Unlike other entities which may have the resources to complete several business combinations with entities operating in multiple industries or multiple areas of a single industry, we will likely not have sufficient resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses.  By consummating a business combination with a single entity or a limited number of entities, our lack of diversification may leave us dependent upon the performance of a single business or a limited number of businesses, and result in us being dependent upon the development or market acceptance of a single or limited number of products or services.

Limited Ability to Evaluate the Management of a Target Business

Although we intend to closely scrutinize the management of prospective target businesses when evaluating the potential to effect a business combination, we cannot assure you that our assessment will prove to be correct.  In addition, we cannot assure you that new members who join our management team following a business combination will have the necessary skills, qualifications or abilities to manage a public company.  Furthermore, the future role of our sole officer and director, if any, in a target business cannot presently be stated with any certainty.  While it is possible that our current officer and director will remain associated with us in some capacity following a business combination, it is unlikely that she will devote her full efforts to our affairs after the consummation of a business combination.  Moreover, we cannot assure you that our sole officer and director will have substantial experience or knowledge concerning the operations of any particular target business.

Opportunity for Stockholder Approval of Business Combination

We may not submit a business combination to our stockholders for approval if the nature of the transaction would not ordinarily require stockholder approval under applicable governing laws.  If we are required to submit the transaction to our stockholders for approval, we will furnish our stockholders with proxy solicitation materials, which will include a description of the operations of the target business and certain required financial information regarding the business.  Also, we will proceed with the business combination only if a majority of the votes cast by the holders of our common stock at the meeting are in favor of the business combination.  To compensate for a potential shortfall in cash, we may be required to structure the business combination, in whole or in part, using the issuance of our common stock as consideration.  Accordingly, any increase in the number of shares of our issued and outstanding common stock could hinder our ability to consummate a business combination in an efficient manner or to optimize our capital structure.

When we seek stockholder approval for a business combination, we will not offer each stockholder a right to have their shares of common stock redeemed for cash if the stockholder votes against the business combination and the business combination is approved and completed.

Research and Development

We have not spent any amounts on research and development activities during the year ended February 28, 2010.  We anticipate that we will not incur any expenses on research and development over the next 12 months.  Our planned expenditures on our operations or a business combination are summarized under the section of this annual report entitled “Management’s Discussion and Analysis of Financial Position and Results of Operations”.

Employees and Employment Agreements

At present, we have no employees other than our two officers and directors. Patrick DeBlois currently devotes 7-10 hours a week to our business and Eden Clark currently devotes 3-5 hours a week to our business.  We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt such plans in the future. There are presently no personal benefits available to any officers, directors or employees.

Item 1A. Risk Factors

Not applicable to smaller reporting companies.

Item 2. Description of Property

We do not currently own any property or real estate of any kind. Our business offices are located at E-2-14 Block E, Plaza Damas, Jalan Hartamas 1, Sri Hartamas, Kuala Lumpur Wilayah Perseketuan, 50480, Malaysia. The office is fully equipped and functional and donated free of charge by our former directors until such time as we have raised the money to move into a separate office, at which time we will sign a lease with an unrelated third party.

Item 3. Legal Proceedings

We are currently unaware of any legal matters pending or threatened against us.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Market Information

Our shares of common stock are listed on the Over the Counter Bulletin Board under the symbol PTMZ.  Our shares only traded on one day during the last two fiscal years and that was on January 20, 2010, with a high price of 0.1614 and a low of 0.1591.

Number of Holders

As of February 28, 2010, the 2,200,000 issued and outstanding shares of common stock were held by a total of 35 shareholders of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal years ended February 28, 2010 and 2008.  We have not paid any cash dividends since our inception and do not foresee declaring any dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Purchase of our Equity Securities by Officers and Directors

None.

Other Stockholder Matters

None.

Item 6.  Selected Financial Data

Not applicable to smaller reporting companies.

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

Our auditors’ reports contain a statement that our net loss and limited working capital raise substantial doubt about our ability to continue as a going concern. Our independent registered public accountants have stated in their report, included in Item 8. Financial Statements that our significant operating losses and working capital deficit raise substantial doubt about our ability to continue as a going concern. We had net losses of $45,238 and $45,156, respectively, for the fiscal years ended February 28, 2010 and February 29, 2009. We will be required to raise substantial capital to fund our capital expenditures, working capital, and other cash requirements since our current cash assets are exhausted and revenues are not yet sufficient to sustain our operations.  We will need to seek other financing to complete our business plans. The successful outcome of future financing activities cannot be determined at this time and there are no assurances that, if achieved, we will have sufficient funds to execute our intended business plan or generate positive operational results.

In addition to our current deficit, we expect to incur additional losses during the foreseeable future. Until we are able to locate and acquire a target business, we will not be profitable. Consequently, we will require substantial additional capital to continue our development and marketing activities. Since our current cash in the bank is exhausted, we are currently seeking alternative financing to sustain our operations; however, there is no assurance we will be successful in finding the cash required to locate and acquire a target business or that we will not incur additional and unplanned expenses.  There is no assurance that we will be able to obtain additional financing through private placements and/or public offerings necessary to support our working capital requirements. To the extent that funds generated from any private placements and/or public offerings are insufficient, we will have to raise additional working capital through other sources, such as bank loans and/or financings. No assurance can be given that additional financing will be available, or if available, will be on acceptable terms.

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

Results of Operations

We did not generated any revenues for the fiscal year ended February 28, 2010, as compared to revenues of $143 for the fiscal year ended February 29, 2009.  We incurred operating expenses of $46,583 and $40,247, respectively, for fiscal years ended February 28, 2010 and February 29, 2009. These expenses for the fiscal year ended February 28, 2010 consisted of auditing and accounting fees in the amount of $14,304 (2009 - $10,664; cumulative - $40,408), legal fees of $10,214 (2009 - $nil; cumulative - $13,679), filing fees of $7,618 (2009 - $nil; cumulative - $7,618), wages and salaries of $13,957 (2009 - $25,874; cumulative - $64,085), administrative expenses of $47 (2009 - $277; cumulative $8,600), depreciation expense of $315 $(2009 - $954; cumulative - $2,827), rent and utilities of $0 (2009 - $2,345; cumulative - $7,738), website and magazine development expenses of $128 (2009 - $133; cumulative - $16,295) and printing expenses of $nil (2009 - $nil; cumulative - $27,915). The increase in auditing fees was due to the increase in fees charged from our auditors for quarterly reviews and audits. Wages and salaries and administrative expenses increased due to the start of the production and distribution of our magazine. Depreciation and rent and utilities expenses decreased as we moved back to E-2-14 Block E, Plaza Damas Jalan Hartamas 1, Sri Hartamas, Kuala Lumpur, N8, 50480, which has been donated at no charge by our former President, Jasmin Bin Omar Jayseelan, until such time as our cash flows allow us to expand into larger office space.

Our comprehensive net loss for the fiscal year ended February 28, 2010, adjusted for foreign currency translation adjustment, was $51,598 or $0.00 per share, compared to $39,263, or $0.00 per share for the fiscal year ended February 29, 2009. Since the date of inception, we have incurred a comprehensive net loss, adjusted for foreign currency adjustment, of $170,893.  We do not currently have sufficient capital to fund our estimated expenditures for the fiscal year and intend to fund the expenditures through equity and/or debt financing.  There can be no assurance that financing will be available to us on acceptable terms, if at all.

Liquidity and Capital Resources

At February 28, 2010, we had $2,255 in cash in the bank.

Our accounts payable at February 28, 2010 was $91,167.

Our stockholders' equity deficit was ($105,893) at February 28, 2010, as compared to ($54,295) at February 29, 2009.

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

Because we are a small, development stage company, with only one director, we have not yet appointed an audit committee or any other committee of our Board of Directors.

ITEM 7A.   Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements

PTM PUBLICATIONS INCORPORATED

(A Development Stage Company)

Audited

February 28, 2010

Chang G. Park, CPA, Ph. D.

2667 CAMINO DEL RIO SOUTH PLAZA B, SAN DIEGO, CA 92108

TELEPHONE (858)722-5953 FAX (858) 408-2695 FAX (858) 764-5480

E-MAIL changgpark@gmail.com

To the Board of Directors and Stockholders

PTM Publications Incorporated

We have audited the accompanying consolidated balance sheets of PTM Publications Incorporated and subsidiary (the “Company”) as of February 28, 2010 and  February 29, 2008 and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for the years then ended and for the period from December 31, 2005(inception) through February 28, 2010. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PTM Publications Incorporated and subsidiary as of February 28, 2010 and February 29, 2009, and the result of its operations and its cash flows for the years then ended and the period from December 31, 2005(inception) through February 28, 2010 in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the consolidated financial statements, the Company’s losses from operations raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Chang Park

____________________

CHANG G. PARK, CPA

June 15, 2010

San Diego, CA. 92108

Member of the California Society of Certified Public Accountants

Registered with the Public Company Accounting Oversight Board

PTM PUBLICATIONS INCORPORATED

(A Development Stage Company)

Consolidated Balance Sheets

(Audited)

	As of	As of
	February 28,	February 28,
	2010	2009
ASSETS
Current Assets
Cash	2,255	3,068
Total Current Assets	2,255	3,068

Fixed Assets	-	1,970
Less: Accumulated Depreciation	-	(720)
Fixed Assets, Net	-	1,250
TOTAL ASSETS	2,255	4,318

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	91,167	49,615
Loan Payable - (related party)	16,981	8,999
Total Current Liabilities	108,148	58,614

Stockholders' Equity
Common stock, ($0.001 par value, 50,000,000 shares authorized;
48,400,000 and 48,400,000shares issued and outstanding
as of February 28, 2010, and February 28, 2009 respectively)	48,400	48,400
Additional paid-in capital	16,600	16,600
Deficit accumulated during development stage	(173,588)	(128,350)
Accumulated other comprehensive loss
Foreign currency translation adjustments	2,695	9,055
Total Stockholders' Equity	(105,893)	(54,295)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	2,255	4,318

The accompanying notes are an integral part of these financial statements.

PTM PUBLICATIONS INCORPORATED

(A Development Stage Company)

Consolidated Statements of Operations

 (Audited)

	Year Ended February 28, 2010	Year Ended February 28, 2009	Inception to February 28, 2010
Revenues

Revenues	-	143	19,295
Total Revenues	-	-	19,295

Operating Costs
Audit & Accounting Fees	14,304	10,664	40,408
Legal Fees	10,214	-	13,679
Filing Fees	7,618	-	7,618
Administrative Expenses	47	277	8,600
Wages & Salaries	13,957	25,874	64,085
Website & Magazine	128	133	16,295
Printing Expenses	-	-	27,915
Rent & Utilities Expense	-	2,345	7,738
Depreciation Expense	315	954	2,827
Total Operating Costs	46,583	40,247	189,165

Other Income & (Expenses)	-	-	-

Foreign Transaction Gain (Loss)	(1,345)	(444)	890
Disposition/Retirement of Assets Gain (Loss)	-	(4,608)	(4,608)

Total Other Income & (Expenses)	(1,345)	(5,052)	(3,718)

Net Income (Loss)	(45,238)	(45,156)	(173,588)

Basic earnings per share	(0.00)	(0.00)

Weighted average number of common shares outstanding	48,400,000	48,400,000

The accompanying notes are an integral part of these financial statements.

PTM PUBLICATIONS INCORPORATED

(A Development Stage Company)

Consolidated Statements of Comprehensive Loss

 (Audited)

	Year ended	Year ended	Inception to
	February 28,	February 28,	February 28,
	2010	2009	2010
Net Loss	(45,238)	(45,156)	(173,588)
Foreign currency translation adjustment	(6,360)	5,893	2,695
Comprehensive loss	(51,598)	(39,263)	(170,893)

The accompanying notes are an integral part of these financial statements.

PTM PUBLICATIONS INCORPORATED AND SUBSIDIARY

(A Development Stage Company)

Consolidated Statement of Changes in Stockholders' Equity

(Audited)

				Deficit
				Accumulated	Accumulated
		Common	Additional	During	Other
	Common	Stock	Paid-in	Development	comprehensive
	Stock	Amount	Capital	Stage	Income (loss)	Total
Stock issued for cash on December 14, 2005@ $0.00227 per share	22,000,000	22,000	(17,000)			5,000

Net loss, February 28, 2006				(983)		(983)

Foreign currency translation adjustments					34	34

Balance, February 28, 2006	22,000,000	22,000	(17,000)	(983)	34	4,051

Stock issued for cash during the Quarter ended August 31, 2006 @ $0.0227 per share	26,400,000	26,400	33,600			60,000

Net loss, February 28, 2007				-		-

Foreign currency translation adjustments					2,683	2,683

Balance, February 28, 2007	48,400,000	$48,400	$16,600	(983)	2,717	66,734

Net loss, February 29, 2008				(52,058)		(52,058)

Foreign currency translation adjustments					350	350

Balance, February 29, 2008	48,400,000	48,400	16,600	(53,041)	3,067	15,026

Net Loss, February 28, 2009				-		-

Foreign currency translation adjustments					5,893	5,893

Balance, February 28, 2009	48,400,000	48,400	16,600	(128,350)	9,055	(54,295)

Net Loss , February 28,, 2010				(45,238)		(45,238)

Foreign currency translation adjustments					(6,360)	(6,360)

Balance, February 28, 2010	48,400,000	48,400	16,600	(173,588)	2,695	(105,893)

The accompanying notes are an integral part of these financial statements.

PTM PUBLICATIONS INCORPORATED

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Audited)

	Year Ended February 28, 2010	Year Ended February 28, 2010	Inception to February 28, 2010
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	(51,598)	(39,263)	(170,893)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation	314	954	2,826
Increase Loss on Disposition of Assets	-	4,608	4,608
Foreign transaction loss (gain)	226	-	226
Changes in operating assets and liabilities:
	-		-
Accounts Receivable (Increase)		-	-
Increase in prepaid expenses	-	-	-
Accounts payable	41,552	23,584	91,167
Loan payable - (related party)	7,981	8,361	16,980
Net cash provided by (used in) operating activities	(1,524)	(1,756)	(55.086)

CASH FLOWS FROM INVESTING ACTIVITIES

Increase in security deposit	-	1,658	-
Purchase of Fixed Assets	-	-	(11,468)
Disposition of Fixed Assets	1,008	2,329	3,337
Net cash provided by (used in) investing activities	1,008	3,987	(8,131)

CASH FLOWS FROM FINANCING ACTIVITIES

Bank Overdraw	-	(27)	-
Issuance of common stock	-	-	2,200
Additional paid-in capital	-	-	62,800

Net cash provided by (used in) financing activities	-	(27)	65,000

Net increase (decrease) in cash	(516)	2,204	1,783
Foreign Exchange Effect	(297)	769	472
Cash at beginning of period	3,068	95	-

Cash at end of period	2,255	3,068	2,255

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for :

Interest	-	-

Income Taxes	-	-

The accompanying notes are an integral part of these financial statements.

PTM PUBLICATIONS INCORPORATED

(A Development Stage Company)

Notes to the Audited Consolidated Financial Statements

February 28, 1010

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

PTM Publications Incorporated (the “Company”) was incorporated under the laws of the State of Nevada on December 13, 2005. The Company is in the development stage. Its activities to date have included capital formation, organization and development of its business plan. The Company has commenced operations.

The Company operated through its lone subsidiary: PTM Publications Sdn Bhd, a Malaysian Corporation.

The Company decided to abandon the operation of subsidiary in January 2010.

PTM Publications, Incorporated (the parent company) is now a holding company.

NOTE 2. - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

The Company’s financial statements are prepared using the accrual method of accounting. The Company has elected a February 28, year-end.

Basic Earnings per Share

The Company computes earnings(loss) per share in accordance with Accounting Standards Codification (“ASC”)260, Earnings per Share.  ASC 260 specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock.  The Company has adopted the provisions of ASC 260 effective December 13, 2005 (inception).

Basic earnings (loss) per share amounts are computed by dividing the net income (loss) by the weighted average number of common shares outstanding. Diluted earnings (loss) per share are the same as basic earnings (loss) per share due to the lack of dilutive items in the Company.

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

PTM PUBLICATIONS INCORPORATED

(A Development Stage Company)

Notes to the Audited Consolidated Financial Statements

February 28, 1010

NOTE 2. - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Comprehensive Income

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive income and its components in the consolidated financial statements. As February 28, 2010, the Company‘s only component of comprehensive income (loss) was foreign currency translation adjustments.

Foreign Currency Translation and Transactions

The Company conducts business in Malaysia and the United States and uses the U.S. dollar as its reporting currency. The functional currency of the Malaysian subsidiary is the Ringgit Malaysia(RM). The financial statements of the Malaysian subsidiary have been translated under ASC 830. Assets and liabilities are translated at the rate of exchange at the balance sheet date and revenues and expenses are translated at the average exchange rates during the year. The resulting exchange gains and losses are shown as a separated component of stockholders’ equity.

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

PTM PUBLICATIONS INCORPORATED

(A Development Stage Company)

Notes to the Audited Consolidated Financial Statements

February 28, 1010

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

NOTE 3 - GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had limited operations during the period from December 13, 2005 (inception) to February 28, 2010 and generated a net loss of $173,588. This condition raises substantial doubt about the Company’s ability to continue as a going concern. Because the Company is currently in the development stage and has minimal expenses, management believes that the company’s current cash of $2,255 will not be sufficient to cover the expenses they will incur during the next twelve months and that they will need developing operations and may need to raise additional funding to continue operations.

Management plans to raise additional funds through debt or equity offerings. There is no guarantee that the Company will be able to raise any capital through this or any other offerings.

NOTE 4 - WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common.

NOTE 5 - RELATED PARTY TRANSACTIONS

As of February 28, 2010, there is a total of $16,981 that has been forwarded by an officer of the Company; no specific repayment terms have been established.

NOTE 6 - INCOME TAXES

As of February 28, 2010
Deferred tax assets:
Net operating loss carryforwards	$ (173,588)
Other	-0-
Gross deferred tax assets	60,756
Valuation allowance	(60,756)
Net deferred tax assets	$ -0-

PTM PUBLICATIONS INCORPORATED

(A Development Stage Company)

Notes to the Audited Consolidated Financial Statements

February 28, 1010

NOTE 6 - INCOME TAXES (Continued)

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 7 - NET OPERATING LOSSES

As of February 28, 2010, the Company has a net operating loss carryforwards of approximately $171,588 Net operating loss carryforward expires twenty years from the date the loss was incurred.

NOTE 8 - STOCK TRANSACTIONS

Transactions, other than employees’ stock issuance, are in accordance with ASC 505. Thus issuances shall be accounted for based on the fair value of the consideration received. Transactions with employees’ stock issuance are in accordance with ASC 718. These issuances shall be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, or whichever is more readily determinable.

On December 14, 2005, the company issued a total of 22,000,000 shares of $0.000455par value common stock as founder's shares to Jasmin Bin Omar Jayaseelan, Jefferi Bin Omar Jayaseelan and Cheryl Lim Phaik Suan, all of whom are officers and directors of our company. Mr. Jasmin Jayaseelan and Mr. Jefferi Jayaseelan received 8,800,000 shares each, and Ms. Lim received 4,400,000 shares. The shares were issued in exchange for cash in the aggregate amount of $5,000.

In August 2006, the company completed an offering of shares of common stock in accordance with an SB-2 registration statement declared effective by the Securities and Exchange Commission on May 4, 2006. The company sold 26,400,000 shares of common stock, par value $0.001, at a price of $0.0227per share to approximately 32 investors. The aggregate offering price for the offering closed in August 2006 was $60,000, all of which was collected from the offering.

As of February 28, 2010 the Company had 48,400,000 shares of common stock issued and outstanding.

On May 23, 2010 the company received approval from FINRA for a forward split of common share of 22:1. All share amounts have been retroactively adjusted for all periods presented.

NOTE 9 - STOCKHOLDERS’ EQUITY

The stockholders’ equity section of the Company contains the following classes of capital stock as of February 28, 2010:

Common stock, $ 0.001 par value: 50,000,000 shares authorized; 48,400,000 shares issued and outstanding.

NOTE 10 - SUBSEQUENT EVENTS

On May 23, 2010 the company received approval from FINRA for a forward split of common share of 22:1

In accordance with ASC 855, Subsequent Events, the Company has evaluated subsequent events through June 15, 2010 the date of issuance of the unaudited interim consolidated financial statements. During this period, the Company did not have any material recognizable subsequent events.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 promulgated under the Exchange Act that occurred during the last fiscal quarter of the fiscal year ended February 28, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management is aware that there is a lack of segregation of duties at our company due to the limited number of employees dealing with general administrative and financial matters. At this time management believes that, given the individuals involved and the control procedures in place, the risks associated with such lack of segregation are insignificant, and that the potential benefits of adding additional employees to segregate duties more clearly do not justify the associated added expense. Management will continue to evaluate this segregation of duties. In addition, management is aware that many of our currently existing internal controls are undocumented. Our management will be working to document such internal controls over the coming year.

Item 9B.            Other Information.

None.

PART III

Item 10.  Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

Directors, Executive Officers and Key Employees

The following table sets forth certain information regarding our directors, executive officers and key employees as of February 28, 2010 and as of the date of the filing of this report:

Name and Address                                                                                 Age                                                             Position(s) Held

Patrick DeBlois                                                                                            35                                                            President, CEO, Treasurer, Principal Executive Officer and Chairman of the Board of Directors

Eden Clark                                                                                                   33                                                            Secretary

Background of Directors and Executive Officers

Patrick DeBlois has been the President, CEO, Treasurer, CFO and a Director of our company since October 27, 2009.  Since 1999, Mr. DeBlois has been a Director and is the Proprietor of the Minakwa Lodge located in Northern Ontario.  Mr. DeBlois has grown his resort from a grassroots venture to a global success story.  Mr. DeBlois holds a diploma in Wildlife Management and GIS mapping from Cambrian College. Mr. DeBlois devotes approximately 10 hours a week to our business.

Eden Clark has been our Secretary since December 15, 2009.  From 1997 to 2001, Ms. Clark was a founding team member of Onvia.com Inc., a publicly traded company on NASDAQ, assisting it in the growth from a small start-up to more than 300 employees and $140 million in revenue.  From 2002 to 2008 she was founder and CEO of Be Jane, Inc., a media and web company focused on the niche segment of women’s home improvement and décor, leading breakthrough partnerships on new initiatives with such companies as MSN and Bank of America, and was featured in hundreds of national TV and print media such as TIME, Entrepreneur, People Magazine, Wall St Journal, CNN, The Today Show, and more.  From 2008 until present, Ms. Clark became President of eDivvy.com Inc., a private payment technology company, leading the company’s strategic initiatives, branding, and business development efforts.  Ms. Clark devotes approximately 5 hours a week to our business.

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

None.

Involvement in Certain Legal Proceedings

None.

Audit Committee Financial Expert

No determination has been made as to whether any member of the audit committee qualified as an audit committee financial expert as defined in Item 401 of Regulation S-K.

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

Code of Ethics

We have adopted an informal Code of Ethics that applies to our officers, directors, which we feel is sufficient at this time, given we are still in the start-up, development stage and have no employees, other than our officers and directors.

Item 11.  Executive Compensation.

We have two executive officers, who are currently our only employees. None of these officers and directors draw a salary and do not intend to draw any salaries until such time as the company is successful in its business plans and generates cash flow. At such time, a special meeting will be held to determine whether salaries will be paid. The following summary compensation table sets forth information concerning compensation for services rendered in all capacities during 2010 and 2009 awarded to, earned by or paid to our executive officers.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock	Option	Non-Equity	Change in Pension	All Other	Total
(a)	(b)	($)	($)	Awards	Awards	Incentive	Value Nonqualified	Compensation	($)
		(c)	(d)	($)	($)	Plan	Deferred	($)	(j)
				(e)	(f)	Compensation	Compensation	(i)
						($)	Earnings
						(g)	($)
							(h)
Patrick DeBlois, President, CEO, Treasurer, CFO and Principal Executive Officer	2010	0	0	0	0	0	0	0	0
	2009	0	0	0	0	0	0	0	0

Eden Clark, Secretary	2010	0	0	0	0	0	0	0	0
	2009	0	0	0	0	0	0	0	0

Jasmin Bin Omar Jayaseelan, former President, CEO and Principal Executive Officer	2010	0	0	0	0	0	0	0	0
	2009	0	0	0	0	0	0	0	0

Cheryl Lim Phaik Suan, former Treasurer, CFO and Principal Accounting Officer	2010	0	0	0	0	0	0	0	0
	2009	14,178	0	0	0	0	0	0	14,178

Jefferi Bin Omar Jayaseelan, former Secretary	2010	0	0	0	0	0	0	0	0
	2009	0	0	0	0	0	0	0	0

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

	OPTION AWARDS					STOCK AWARDS
Name and	Number of	Number of	Equity	Option	Option	Number	Market	Equity	Equity
Principal	Securities	Securities	Incentive	Exercise	Expiration	of Shares	Value of	Incentive	Incentive
(a)	Underlying	Underlying	Plan	Price	Date	or Units	Shares or	Plan	Plan
	Unexercised	Unexercised	Awards:	($)	(f)	of Stock	Units	Awards:	Awards:
	Options	Options	Number of	(e)		That Have	of Stock	Number	Market
	(#)	(#)	Securities			Not	That Have	of	or Payout
	(Exercisable)	(Unexercisable)	Underlying			Vested	Not	Unearned	Value of
	(b)	(c)	Unexercised			(#)	Vested	Shares,	Unearned
			Unearned			(g)	($)	Units or	Shares,
			Options				(h)	Other	Units or
			(#)					Rights	Other
			(d)					That	Rights
								Have Not	That
								Vested	Have Not
								(#)	Vested
								(i)	($)
(j)
Patrick DeBlois, President, CEO, Treasurer, CFO and Principal Executive Officer	0	0	0	0	0	0	0	0	0

Eden Clark, Secretary	0	0	0	0	0	0	0	0	0

Option Grants

No options were granted during the fiscal year ended February 29, 2010. We have no outstanding warrants or stock options.

Director Compensation

None.

Employment Agreements

None.

Report on Repricing of Options

None.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table provides certain information regarding the ownership of our common stock, as of February 28, 2010 and as of the date of the filing of this annual report by:

•	each of our executive officers;

•	each director;

•	each person known to us to own more than 5% of our outstanding common stock; and

•	all of our executive officers and directors and as a group.

As of February 28, 2010, we had a total of 2,200,000 shares of common stock issued and outstanding.  Except as indicated in footnotes to this table, the persons named in this table have sole voting and investment power with respect to all shares of common stock indicated below. Except where noted, the address of all listed beneficial owners is in care of our office address.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership (1) (#)	Percent of Class (2) (%)
Patrick DeBlois, President, CEO, Treasurer, CFO and Principal Executive Officer	Common Shares	0	0
Eden Clark, Secretary	Common Shares	0	0
All Officers and Directors as a Group	Common Shares	0	0
Jasmin Bin Omar Jayaseelan	Common Shares	400,000	18
Jefferi Bin Omar Jayaseelan	Common Shares	400,000	18
Cheryl Lim Phaik Suan	Common Shares	200,000	9

Changes in Control

None.

Item 13.	Certain Reltionships, Related Transactions and Director Independence

At February 28, 2010, there is a total of $8,999 advanced by an officer for start-up costs; however, there is no specific repayment term.

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

Item 14.              Principal Accountant Fees and Services

Audit Fees

The audit fees paid to our accounting firm, Chang G. Park, CPA, for the fiscal years ended February 28, 2010 and February 29, 2009 were $10,000 and $5,000, respectively.

Audit-Related Fees

The fees of our accounting firm, Chang G. Park, CPA, for providing audit-related services such as reviewing our quarterly reports on Form 10-Q for the fiscal year ended February 28, 2010 was approximately $5,800.

Tax Fees

Chang G. Park, CPA, does not provide us with tax compliance, tax advice or tax planning services.

All Other Fees

None.

Item 15.                Exhibits

The following exhibits are being filed as part of this Annual Report on Form 10-K; all other exhibits required to be filed herein are incorporated by reference and can be found in their entirety in our original Form SB-2 registration statement filing on the SEC website at www.sec.gov .

Exhibit No.            Description

23.1

Consent of Independent Certified Public Accountants

31.1

Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.1

Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

PTM PUBLICATIONS INCORPORATED

Date: June 15, 2010	By: /s/ Patrick DeBlois
Patrick DeBlois
President, Chief Executive Officer Chief Financial Officer, Director, Secretary, Treasurer

Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Patrick DeBlois	President, Chief Executive	June 15, 2010
Patrick DeBlois	Officer, Chief Financial Officer, Director, Secretary, Treasurer