Form 10-Q
period 2010-05-31
MAGNUM OIL INC.
filed 2010-07-20
CIK 1355420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2010

☐  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period from _________ to _________

Commission File Number: 000-52044

MAGNUM OIL, INC.

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of July 14, 2010 the registrant had 48,400,000 shares of common stock outstanding.

MAGNUM OIL, INC.

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

Item 1.  Financial Statements

The unaudited interim financial statements of Magnum Oil, Inc. (the “Company”, “Magnum Oil”, “we”, “our”, “us”) follow.  All currency references in this report are in U.S. dollars unless otherwise noted.

The accompanying Financial Statements of Magnum Oil, Inc. should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended February 28, 2009.  Significant accounting policies disclosed therein have not changed except as noted below.

MAGNUM OIL, INC.

(A Development Stage Company)

Unaudited

(Express in U.S. Dollars)

May 31, 2010

MAGNUM OIL, INC.

(FORMERLY PTM PUBLICATIONS INCORPORATED)

(A Development Stage Company)

Consolidated Balance Sheets

	(Unaudited)	(Audited)
	As of	As of
	May 31	February 28
	2010	2010
ASSETS
Current Assets
Cash	648	2,255
Total Current Assets	648	2,255

TOTAL ASSETS	648	2,255

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	94,866	91,167
Loan Payable - (related party)	23,480	16,981
Total Current Liabilities	118,346	108,148

Stockholders' Equity
Common stock, ($0.001 par value, 50,000,000 shares authorized;
48,400,000 and 48,400,000shares issued and outstanding
as of May 31, 2010, and May 31, 2009 respectively)	48,400	48,400
Additional paid-in capital	16,600	16,600
Deficit accumulated during development stage	(185,286)	(173,588)
Accumulated other comprehensive loss
Foreign currency translation adjustments	2,588	2,695
Total Stockholders' Equity	(117,698)	(105,893)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	648	2,255

The accompanying notes are an integral part of these financial statements.

MAGNUM OIL, INC.

(FORMERLY PTM PUBLICATIONS INCORPORATED)

(A Development Stage Company)

Consolidated Statements of Operations

	Three months ended	Three months ended	Inception to
	May 31	May 31	May 31
	2010	2009	2010
Revenues

Revenues	-	-	19,295
Total Revenues	-	-	19,295

Operating Costs
Audit & Accounting Fees	3,000	-	453,408
Legal Fees	1,657	-	15,336
Filing Fees	4,934	-	12,552
Administrative Expenses	107	-	8,707
Wages & Salaries	2,000	6,079	66,085
Website & Magazine	-	-	16,295
Printing Expenses	-	-	27,915
Rent&Utilities Expense	-	-	7,738
Depreciation Expense	-	102	2,827
Total Operating Costs	11,698	6,181	200,863

Other Income & (Expenses)	-	-	-

Foreign Transaction Gain (Loss)	-	354	890
Disposition/Retirement of Assets Gain (Loss)	-	-	(4,608)

Total Other Income & (Expenses)	11,698	(5,827)	(3,718)

Net Income (Loss)	(11,698)	(5,827)	(185,286)
Foreign currency translation adjustment	(107)	(4,454)	2,588
Comprehensive loss	(11,805)	(10,281)	(182,698)

Basic earnings per share	(0.00)	(0.00)

Weighted average number of common shares outstanding	48,400,000	48,400,000

The accompanying notes are an integral part of these financial statements.

MAGNUM OIL, INC.

(FORMERLY PTM PUBLICATIONS INCORPORATED)

(A Development Stage Company)

Consolidated Statement of Changes in Stockholders' Equity

(Unaudited)

				Deficit
				Accumulated	Accumulated
		Common	Additional	During	Other
	Common	Stock	Paid-in	Development	comprehensive
	Stock	Amount	Capital	Stage	Income (loss)	Total
Stock issued for cash on December 14, 2005@ $0.00227 per share	22,000,000	22,000	(17,000)			5,000

Net loss, February 28, 2006				(983)		(983)

Foreign currency translation adjustments					34	34

Balance, February 28, 2006	22,000,000	22,000	(17,000)	(983)	34	4,051

Stock issued for cash during the Quarter ended August 31, 2006 @ $0.0227per share	26,400,000	26,400	33,600			60,000

Net loss, February 28, 2007				-		-

Foreign currency translation adjustments					2,683	2,683

Balance, February 28, 2007	48,400,000	$ 48,400	$ 16,600	(983)	2,717	66,734

Net loss, February 29, 2008				(52,058)		(52,058)

Foreign currency translation adjustments					350	350

Balance, February 29, 2008	48,400,000	48,400	16,600	(53,041)	3,067	15,026

Net Loss, February 28, 2009				-		-

Foreign currency translation adjustments					5,893	5,893

Balance, February 28, 2009	48,400,000	48,400	16,600	(128,350)	9,055	(54,295)

Net Loss , February 28, 2010				(45,238)		(45,238)

Foreign currency translation adjustments					(6,360)	(6,360)

Balance, February 28, 2010	48,400,000	48,400	16,600	(173,588)	2,695	(105,893)

Net Loss , May 31, 2010				(11,698)		(11,698)
					(107)	(107)
Balance, May 31, 2010	48,400,000	48,400	16,600	(185,286)	2,588	(117,698)

The accompanying notes are an integral part of these financial statements.

MAGNUM OIL, INC.

(FORMERLY PTM PUBLICATIONS INCORPORATED)

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended	Three months ended	Inception to
	May 31,	May 31,	May 31,
	2010	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	(11,805)	(10,281)	(182,698)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation	-	102	2,826
Increase Loss on Disposition of Assets	-	-	4,608
Foreign transaction loss (gain)	-	-	226
Changes in operating assets and liabilities:
	-		-
Accounts Receivable (Increase)		-	-
Increase in prepaid expenses	-	-	-
Accounts payable	3,698	9,859	94,865
Loan payable - (related party)	6,500	590	23,480
Net cash provided by (used in) operating activities	(1,607)	270	(56,693)

CASH FLOWS FROM INVESTING ACTIVITIES

Increase in security deposit	-	-	-
Purchase of Fixed Assets	-	-	(11,468)
Disposition of Fixed Assets	-	-	3,337
Net cash provided by (used in) investing activities	-	-	(8,131)

CASH FLOWS FROM FINANCING ACTIVITIES

Bank Overdraw	-	-	-
Issuance of common stock	-	-	2,200
Additional paid-in capital	-	-	62,800

Net cash provided by (used in) financing activities	-	-	65,000

Net increase (decrease) in cash	(1,607)	270	176
Foreign Exchange Effect		(75)	472
Cash at beginning of period	2,255	3,068	-

Cash at end of period	648	3,263	648

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for :

Interest	-	-

Income Taxes	-	-

The accompanying notes are an integral part of these financial statements.

MAGNUM OIL, INC.

(FORMERLY PTM PUBLICATIONS INCORPORATED)

(A Development Stage Company)

Notes to the Unaudited Consolidated Financial Statements

May 31, 2010

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Magnum Oil, Inc. (Formerly PTM Publications Incorporated) (the “Company”) was incorporated under the laws of the State of Nevada on December 13, 2005.  The Company is in the development stage.  Its activities to date have included capital formation, organization and development of its business plan.  The Company has commenced operations.  On July 15, 2010 the company changed its name to Magnum Oil Inc.

The Company operated through its lone subsidiary: PTM Publications Sdn Bhd, a Malaysian Corporation.

The Company decided to cease the operation of subsidiary in January 2010.

Magnum Oil, Inc. (the parent company) is now a holding company.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

The Company’s financial statements are prepared using the accrual method of accounting.  The Company has elected a February year-end.

Basic Earnings per Share

The Company computes earnings (loss) per share in accordance with Accounting Standards Codification (“ASC”) 260, Earnings per Share.  ASC 260 specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock.  The Company has adopted the provisions of ASC 260 effective December 13, 2005 (inception).

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

MAGNUM OIL, INC.

(FORMERLY PTM PUBLICATIONS INCORPORATED)

(A Development Stage Company)

Notes to the Audited Consolidated Financial Statements

May 31, 2010

NOTE 2. - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Comprehensive Income

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive income and its components in the consolidated financial statements.  As May 31, 2010, the Company‘s only component of comprehensive income (loss) was foreign currency translation adjustments.

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

NOTE 3 - GOING CONCERN

The accompanying financial statements are presented on a going concern basis.  The Company had limited operations during the period from December 13, 2005 (inception) to May 31, 2010 and generated a net loss of $185,286.  This condition raises substantial doubt about the Company’s ability to continue as a going concern.  Because the Company is currently in the development stage and has minimal expenses, management believes that the company’s current cash of $648 will not be sufficient to cover the expenses they will incur during the next twelve months and that they will need  developing operations and may need to raise additional funding to continue operations.

Management plans to raise additional funds through debt or equity offerings.  There is no guarantee that the Company will be able to raise any capital through this or any other offerings.

MAGNUM OIL, INC.

(FORMERLY PTM PUBLICATIONS INCORPORATED)

(A Development Stage Company)

Notes to the Audited Consolidated Financial Statements

May 31, 2010

NOTE 4 - WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common.

NOTE 5 - RELATED PARTY TRANSACTIONS

As of May 31, 2010, there is a total of $23,480 that has been forwarded by an officer of the Company; no specific repayment terms have been established.

NOTE 6 - INCOME TAXES

As of May 31, 2010
Deferred tax assets:
Net operating loss carryforwards	$ (185,286)
Other	-0-
Gross deferred tax assets	64,550
Valuation allowance	(64,550)
Net deferred tax assets	$ -0-

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income.  As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 7 - NET OPERATING LOSSES

As of May 31, 2010, the Company has a net operating loss carryforwards of approximately $185,286 Net operating loss carryforward expires twenty years from the date the loss was incurred.

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

On December 14, 2005, the company issued a total of 22,000,000 shares of $0.000455 par value common stock as founder's shares to Jasmin Bin Omar Jayaseelan, Jefferi Bin Omar Jayaseelan and Cheryl Lim Phaik Suan, all of whom are officers and directors of our company.  Mr. Jasmin Jayaseelan and Mr. Jefferi Jayaseelan received 8,800,000 shares each, and Ms. Lim received 4,400,000 shares.  The shares were issued in exchange for cash in the aggregate amount of $5,000.

In August 2006, the company completed an offering of shares of common stock in accordance with an SB-2 registration statement declared effective by the Securities and Exchange Commission on May 4, 2006.  The company sold 26,400,000 shares of common stock, par value $0.001, at a price of $0.0227 per share to approximately 32 investors.  The aggregate offering price for the offering closed in August 2006 was $60,000, all of which was collected from the offering.

MAGNUM OIL, INC.

(FORMERLY PTM PUBLICATIONS INCORPORATED)

(A Development Stage Company)

Notes to the Audited Consolidated Financial Statements

May 31, 2010

NOTE 8 - STOCK TRANSACTIONS (Cont’d)

As of May 31, 2010 the Company had 48,400,000 shares of common stock issued and outstanding.

On May 23, 2010 the company received approval from FINRA for a forward split of common share of 22:1.  All share amounts have been retroactively adjusted for all periods presented.

NOTE 9 - STOCKHOLDERS’ EQUITY

The stockholders’ equity section of the Company contains the following classes of capital stock as of May 31, 2010: Common stock, $ 0.

On May 23, 2010 the company received approval from FINRA for a forward split of common share of 22:1

001 par value: 50,000,000 shares authorized; 48,400,000 shares issued and outstanding.

NOTE 10 - SUBSEQUENT EVENTS

In accordance with ASC 855, Subsequent Events, the Company has evaluated subsequent events through July 19, 2010, the date of issuance of the unaudited consolidated financial statements.

On June 17, 2010 the Directors of Magnum Oil and PTM Publications approved a plan of merger between the two companies.

Effective July 15, 2010, the Company changed its name from “PTM Publications Incorporated” to “Magnum Oil, Inc.”, by way of a merger with wholly owned subsidiary Magnum Oil, Inc., which was formed solely for the change of name.

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

Results of Operations

Our financial statements and information for the three months ended May 31, 2010 have been prepared by our Management on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  We generated no revenues during the three months ended May 31, 2010 and have incurred total net losses of $185,286 from inception to May 31, 2010.

Three months Ended May 31, 2010 compared to the Three months Ended May 31, 2009

We incurred net losses of $11,698, or $0.00 per share, for the three-month period ended May 31, 2010, as compared to net losses of $5,827, or $0.00 per share, for the three-month period ended May 31, 2009.  The increase was mainly attributed to increases in audit and accounting fees ($3,000 - 2010 compared to $nil – 2009), legal fees ($1,657 - 2010 compared to $nil – 2009) and filing fees ($4,934 - 2010 compared to $nil – 2009).  Our other expenses for the three-month period ended May 31, 2010 consisted of administrative expense of $107 ($Nil - 2009) and wages and salaries of $2,000 ($6,079 – 2009).

Liquidity and Capital Resources

At May 31, 2010, we had total assets of $648 which consisting solely of cash in the bank.

Our accounts payable at May 31, 2010 were $94,866.  In addition, we have an outstanding loan payment due to an officer, director and shareholder of the Company in the amount of $23,480.  This loan balance is non-interest bearing, unsecured and has no fixed terms of repayment.

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

Item 3.  Quantitative And Qualitative Disclosures Of Market Risk.

We are a non-accelerated filer and a smaller reporting company, as defined in Rule 12b-2 of the of the Securities Exchange Act of 1934, and as such, are not required to provide the information under this item.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our sole officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our sole officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2010.  Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses in our internal control over financial reporting identified in our Annual Report on Form 10-K for the year ended February 28, 2010, the sole officer concluded that our disclosure controls and procedures are ineffective.

Changes in internal controls

We have not yet implemented any of the recommended changes to internal control over financial reporting listed in our Annual Report on Form 10-K for the year ended February 28, 2010.  As such, there were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended May 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

MAGNUM OIL, INC.

Date: July 19, 2010	By: /s/ Patrick DeBlois
Patrick DeBlois
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and Director