Form 10-Q
period 2010-08-31
MAGNUM OIL INC.
filed 2010-10-20
CIK 1355420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2010

☐  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period from _________ to _________

Commission File Number: 000-52044

MAGNUM OIL INC.

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of October 14, 2010 the registrant had 48,400,000 shares of common stock outstanding.

MAGNUM OIL INC.

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

Item 1.  Financial Statements

The unaudited interim financial statements of Magnum Oil Inc. (the “Company”, “Magnum”, “we”, “our”, “us”) follow.  All currency references in this report are in U.S. dollars unless otherwise noted.

The accompanying Financial Statements of Magnum Oil Inc. should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended February 28, 2009.  Significant accounting policies disclosed therein have not changed except as noted below.

MAGNUM OIL INC.

(A Development Stage Company)

Unaudited

(Express in U.S. Dollars)

August 31, 2010

MAGNUM OIL, INC.

(Formerly PTM PUBLICATIONS INCORPORATED)

(A Development Stage Company)

 CONSOLIDATED BALANCE SHEETS

Unaudited

	August 31, 2010	February 28, 2010
		(Audited)
ASSETS

CURRENT ASSETS
Cash	$6,013	$2,255
Prepaid Expenses	2,680	-
TOTAL ASSETS	$8,693	$2,255

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$91,984	$91,167
Loans from Related Party	61,465	16,981
TOTAL CURRENT LIABILITIES	$153,449	$108,148

STOCKHOLDERS' EQUITY ( DEFICIT )
Capital stock
Authorized
50,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
48,400,000 shares of common stock	$48,400	$48,400
Additional Paid in Capital	16,600	16,600
Deficit accumulated during the development stage	(212,344)	(173,588)
Foreign currency translation adjustments	2,588	2,695
TOTAL STOCKHOLDER'S EQUITY/(DEFICIT)	$(144,756)	$(105,893)
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY/(DEFICIT)	$8,693	$2,255

The accompanying notes are an integral part of these financial statements

MAGNUM OIL, INC.

(Formerly PTM PUBLICATIONS INCORPORATED)

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

	3 months	3 months	6 months	6 months	Cumulative results from inception
	ended	ended	ended	ended	(December 13, 2005) to
	August 31, 2010	August 31, 2009	August 31, 2010	August 31, 2009	August 31, 2010
REVENUE

Revenues	$-	$-	$-	$-	$19,295
Total Revenues	$-	$-	$-	$-	$19,295

EXPENSES

Office and general	$6,589	$5,949	$11,630	$11,775	$152,426
Professional Fees	20,469	6,926	27,126	6,926	79,213
Total Expenses	$27,057	$12,875	$38,756	$18,701	$231,639

NET LOSS	$(27,057)	$(12,875)	$(38,756)	$(18,701)	$(212,344)

BASIC AND DILUTED LOSS PER COMMON SHARE	$-	$-	$-	$-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	$48,400,000	$48,400,000	$48,400,000	$48,400,000

The accompanying notes are an integral part of these financial statements

MAGNUM OIL, INC.

(Formerly PTM PUBLICATIONS INCORPORATED)

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

From inception (December 13, 2005) to August 31, 2010

Unaudited
				Deficit
	Common Stock			accumulated	Accumulated
			Additional	during the	Other
	Number of		Paid-in	development	Comprehensive
	shares	Amount	Capital	stage	Income(loss)	Total
Common stock issued for cash at $0.000227
per share on December 14, 2005	22,000,000	$22,000	$(17,000)	$-	$-	$5,000

Net loss, February 28, 2006				(983)		(983)

Foreign currency translation adjustments					34	34
Balance, February 28, 2006	22,000,000	$22,000	$(17,000)	$(983)	$34	$4,051
Stock issued for cash during the quarter
August 31, 2006 @$0.00227 per share	26,400,000	26,400	33,600			60,000

Net loss, February 28, 2007				-		-

Foreign currency translation adjustments					2,683	2,683
Balance, February 28, 2007	48,400,000	$48,400	$16,600	$(983)	$2,717	$66,734

Net loss, February 28, 2008				(52,058)		(52,058)

Foreign currency translation adjustments					350	350
Balance, February 28, 2008	48,400,000	$48,400	$16,600	$(53,041)	$3,067	$15,026

Net loss, February 28, 2009				(75,309)		(75,309)

Foreign currency translation adjustments					5,988	5,988
Balance, February 28, 2009	48,400,000	$48,400	$16,600	$(128,350)	$9,055	$(54,295)

Net loss, February 28, 2010				(45,238)		(45,238)

Foreign currency translation adjustments					(6,360)	(6,360)
Balance, February 28, 2010	48,400,000	$48,400	$16,600	$(173,588)	$2,695	$(105,893)

Net loss, August 31, 2010				(38,756)		(38,756)

Foreign currency translation adjustments					(107)	(107)
Balance, August 31, 2010	48,400,000	$48,400	$16,600	$(212,344)	$2,588	$(144,756)

The accompanying notes are an integral part of these financial statements

MAGNUM OIL, INC.

(Formerly PTM PUBLICATIONS INCORPORATED)

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	6 months	6 months	December 13, 2005
	ended	ended	(date of inception) to
	August 31, 2010	August 31, 2009	August 31, 2010
OPERATING ACTIVITIES
Net loss	$(38,756)	$(18,701)	$(212,344)
Adjustment to reconcile net loss to net cash
used in operating activities
Depreciation	-	205	2,826
Loss on Disposition of Assets	-	-	4,608
Increase in Prepaid Expenses	(2,680)	-	(2,680)
Foreign Transaction loss	-	-	698
Foreign currency translation loss	(107)	(4,034)	2,588
Increase (decrease) in accrued expenses	38,801	11,326	129,968
Loan Payable - Related Party	6,500	11,357	23,480

NET CASH PROVIDED BY (USED IN)OPERATING ACTIVITIES
	$3,758	$153	$(50,856)

INVESTING ACTIVITIES
Purchase of fixed assets	-	-	(11,468)
Disposition of fixed assets	-	-	3,337
NET CASH PROVIDED BY INVESTING ACTIVITIES
	$-	$-	$(8,131)

FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-	2,200
Additional paid-in capital	-	-	62,800
NET CASH PROVIDED BY FINANCING ACTIVITIES
	$-	$-	$65,000

NET INCREASE ( DECREASE) IN CASH	$3,758	$153	$6,013

CASH, BEGINNING OF PERIOD	$2,255	$3,068	$-

CASH, END OF PERIOD	$6,013	$3,221	$6,013

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

MAGNUM OIL, INC.

(A Development Stage Enterprise)

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

August 31, 2010

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

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

Magnum Oil, Inc. (the parent company) is now a holding company

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

MAGNUM OIL, INC.

(A Development Stage Company)

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

August 31, 2010

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

Comprehensive Income

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive income and its components in the consolidated financial statements.  As August 31, 2010, the Company‘s only component of comprehensive income (loss) was foreign currency translation adjustments.

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

NOTE 3 - GOING CONCERN

The accompanying financial statements are presented on a going concern basis.  The Company had limited operations during the period from December 13, 2005 (inception) to August 31, 2010 and generated a net loss of $212,344.  This condition raises substantial doubt about the Company’s ability to continue as a going concern.  Because the Company is currently in the development stage and has minimal expenses, management believes that the company’s current cash of $6,013 will not be sufficient to cover the expenses they will incur during the next twelve months and that they will need  developing operations and may need to raise additional funding to continue operations.

Management plans to raise additional funds through debt or equity offerings.  There is no guarantee that the Company will be able to raise any capital through this or any other offerings.

MAGNUM OIL, INC.

(A Development Stage Company)

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

August 31, 2010

NOTE 4 - INCOME TAXES

Deferred tax assets:	August 31, 2010
Net operating loss carryforwards	$212,344
Gross deferred tax assets	$74,320
Valuation allowance	$(74,320)
Net deferred tax assets	$0

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income.  As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 5 - NET OPERATING LOSSES

As of August 31, 2010, the Company has a net operating loss carryforwards of approximately $212,344 Net operating loss carryforward expires twenty years from the date the loss was incurred.

NOTE 6 - STOCK TRANSACTIONS

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

On December 14, 2005, the company issued a total of 22,000,000 shares of $0.000227 par value common stock as founder's shares to Jasmin Bin Omar Jayaseelan, Jefferi Bin Omar Jayaseelan and Cheryl Lim Phaik Suan, all of whom are officers and directors of our company.  Mr. Jasmin Jayaseelan and Mr. Jefferi Jayaseelan received 8,800,000 shares each, and Ms. Lim received 4,400,000 shares.  The shares were issued in exchange for cash in the aggregate amount of $5,000.

In August 2006, the company completed an offering of shares of common stock in accordance with an SB-2 registration statement declared effective by the Securities and Exchange Commission on May 4, 2006.  The company sold 26,400,000 shares of common stock, par value $0.001, at a price of $0.00227 per share to approximately 32 investors.  The aggregate offering price for the offering closed in August 2006 was $60,000, all of which was collected from the offering.

As of August 31, 2010 the Company had 48,400,000 shares of common stock issued and outstanding.

On May 23, 2010 the company received approval from FINRA for a forward split of common share of 22:1.  All share amounts have been retroactively adjusted for all periods presented.

NOTE 7 - STOCKHOLDERS’ EQUITY

The stockholders’ equity section of the Company contains the following classes of capital stock as of August 31, 2010: Common stock, $0.001 par value: 50,000,000 shares authorized; 48,400,000 shares issued and outstanding.

NOTE 8 – LOAN PAYABLE – RELATED PARTY

A shareholder loan of $23,481 is payable on demand and without interest.  A related party loan of $12,904 is payable on demand and without interest.  The Loan from a related party of $25,000 bears 5% interest and is repayable on June 7, 2011.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section of this report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance.  Forward looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions or words which, by their nature, refer to future events.  You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report.  These forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions

Results of Operations

Our financial statements and information for the three and six months ended August 31, 2010 have been prepared by our Management on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  We generated no revenues during the three and six months ended August 31, 2010 and have incurred total net losses of $212,344 from inception to August 31, 2010.

Three months Ended August 31, 2010 compared to the Three months Ended August 31, 2009

We incurred net losses of $27,057, or $0.00 per share, for the three-month period ended August 31, 2010, as compared to net losses of $12,875, or $0.00 per share, for the three-month period ended August 31, 2009.  The increase was mainly attributed to increased professional fees ($20,469 - 2010 compared to $6,926 - 2009.  Our other expenses for the three-month period ended August 31, 2010 consisted of office and general of $6,589 ($5,949 - 2009).

Six months Ended August 31, 2010 compared to the Six months Ended August 31, 2009

We incurred net losses of $38,756, or $0.00 per share, for the six-month period ended August 31, 2010, as compared to net losses of $18,701, or $0.00 per share, for the six-month period ended August 31, 2009.  The increase was mainly attributed to increased professional fees ($27,126 - 2010 compared to $6,926 - 2009.  Our other expenses for the six-month period ended August 31, 2010 consisted of office and general fees in the amount of $11,630 ($11,775 - 2009).

Liquidity and Capital Resources

At August 31, 2010, we had total assets of $8,693 consisting of cash in the bank in the amount of $6,013 and prepaid expenses of $2,680.

Our accounts payable and accrued liabilities at August 31, 2010 were $91,984.  In addition, we have outstanding loans from related parties in the amount of $61,465.  This loan balance is non-interest bearing, unsecured and has no fixed terms of repayment.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our sole officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our sole officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2010.  Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses in our internal control over financial reporting identified in our Annual Report on Form 10-K for the year ended February 28, 2009, the sole officer concluded that our disclosure controls and procedures are ineffective.

Changes in internal controls

We have not yet implemented any of the recommended changes to internal control over financial reporting listed in our Annual Report on Form 10-K for the year ended February 28, 2009.  As such, there were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended August 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

MAGNUM OIL INC.

Date: October 20, 2010	By: /s/ Patrick DeBlois
Patrick DeBlois
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and Director