Form 10-Q/A
period 2010-08-31
MAGNUM OIL INC.
filed 2011-01-19
CIK 1355420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2010 which the Registrant previously filed with the Securities and Exchange Commission on October 20, 2010 (the “Original Filing”).  The Registrant is filing this Amendment to reflect the forgiveness of $80,725 worth of debt due to the Company’s former management and subsidiary (the “Forgiveness”).  The Forgiveness results in a decrease of the Company’s total current liabilities to $72,724.  The Original Filing has been updated to reflect the updated amount.

Except as set forth above, the Original Filing has not been amended, updated or otherwise modified.  Other events occurring after the filing of the Form 10-Q/A or other disclosures necessary to reflect subsequent events have been addressed in our reports filed with the Securities and Exchange Commission subsequent to the filing of this Form 10-Q/A.

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

The accompanying Financial Statements of Magnum Oil Inc. should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended February 28, 2010.  Significant accounting policies disclosed therein have not changed except as noted below.

MAGNUM OIL INC.

(A Development Stage Company)

Unaudited

(Express in U.S. Dollars)

August 31, 2010

MAGNUM OIL, INC.

(Formerly PTM PUBLICATIONS INCORPORATED)

(A Development Stage Company)

 CONSOLIDATED BALANCE SHEETS

Unaudited

	August 31, 2010	February 28, 2010
	(Restated)	(Audited)
ASSETS

CURRENT ASSETS
Cash	$6,013	$2,255
Prepaid Expenses	2,680	-
TOTAL ASSETS	$8,693	$2,255

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$11,259	$91,167
Loans from Related Party	61,465	16,981
TOTAL CURRENT LIABILITIES	$72,724	$108,148

STOCKHOLDERS' EQUITY ( DEFICIT )
Capital stock
Authorized
50,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
48,400,000 shares of common stock	$48,400	$48,400
Additional Paid in Capital	16,600	16,600
Deficit accumulated during the development stage	(131,619)	(173,588)
Foreign currency translation adjustments	2,588	2,695
TOTAL STOCKHOLDER'S EQUITY/(DEFICIT)	$(64,031)	$(105,893)
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY/(DEFICIT)	$8,693	$2,255

The accompanying notes are an integral part of these financial statements

MAGNUM OIL, INC.

(Formerly PTM PUBLICATIONS INCORPORATED)

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

	3 months	3 months	6 months	6 months	Cumulative results from inception
	ended	ended	ended	ended	(December 13, 2005) to
	August 31, 2010 (Restated)	August 31, 2009	August 31, 2010 (Restated)	August 31, 2009	August 31, 2010
REVENUE

Revenues	$-	$-	$-	$-	$19,295
Total Revenues	$-	$-	$-	$-	$19,295

EXPENSES

Office and general	$6,589	$5,949	$13,630	$11,775	$152,426
Professional Fees	20,469	6,926	25,126	6,926	79,213
Total Expenses	$27,057	$12,875	$38,756	$18,701	$231,639

Operating Loss	27,057	12,875	38,756	18,701	212,344

Other income (loss)
Forgiveness of Debt	80,725	-	80,725	-	80,725
Total other income	80,725	-	80,725	-	80,725
NET INCOME (LOSS)	$53,688	$(12,875)	$41,969	$(18,701)	$(131,619)

BASIC AND DILUTED LOSS PER COMMON SHARE	$-	$-	$-	$-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	$48,400,000	$48,400,000	$48,400,000	$48,400,000

The accompanying notes are an integral part of these financial statements

MAGNUM OIL, INC.

(Formerly PTM PUBLICATIONS INCORPORATED)

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

From inception (December 13, 2005) to August 31, 2010

Unaudited
				Deficit
	Common Stock			accumulated	Accumulated
			Additional	during the	Other
	Number of		Paid-in	development	Comprehensive
	shares	Amount	Capital	stage	Income(loss)	Total
Common stock issued for cash at $0.000227
per share on December 14, 2005	22,000,000	$22,000	$(17,000)	$-	$-	$5,000

Net loss, February 28, 2006				(983)		(983)

Foreign currency translation adjustments					34	34
Balance, February 28, 2006	22,000,000	$22,000	$(17,000)	$(983)	$34	$4,051
Stock issued for cash during the quarter
August 31, 2006 @$0.00227 per share	26,400,000	26,400	33,600			60,000

Net loss, February 28, 2007				-		-

Foreign currency translation adjustments					2,683	2,683
Balance, February 28, 2007	48,400,000	$48,400	$16,600	$(983)	$2,717	$66,734

Net loss, February 28, 2008				(52,058)		(52,058)

Foreign currency translation adjustments					350	350
Balance, February 28, 2008	48,400,000	$48,400	$16,600	$(53,041)	$3,067	$15,026

Net loss, February 28, 2009				(75,309)		(75,309)

Foreign currency translation adjustments					5,988	5,988
Balance, February 28, 2009	48,400,000	$48,400	$16,600	$(128,350)	$9,055	$(54,295)

Net loss, February 28, 2010				(45,238)		(45,238)

Foreign currency translation adjustments					(6,360)	(6,360)
Balance, February 28, 2010	48,400,000	$48,400	$16,600	$(173,588)	$2,695	$(105,893)

Net loss, August 31, 2010				41,969		41,969

Foreign currency translation adjustments					(107)	(107)
Balance, August 31, 2010 (Restated)	48,400,000	$48,400	$16,600	$(131,619)	$2,588	$(64,031)

The accompanying notes are an integral part of these financial statements

MAGNUM OIL, INC.

(Formerly PTM PUBLICATIONS INCORPORATED)

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	6 months	6 months	December 13, 2005
	ended	ended	(date of inception) to
	August 31, 2010 (Restated)	August 31, 2009	August 31, 2010 (Restated)
OPERATING ACTIVITIES
Net loss	$41,969	$(18,701)	$(131,619)
Adjustment to reconcile net loss to net cash
used in operating activities
Depreciation	-	205	2,826
Loss on Disposition of Assets	-	-	4,608
Forgiveness	(80,725)	-	(80,725)
Changes in operating assets and liabilities
Increase in Prepaid Expenses	(2,680)	-	(2,680)
Foreign Transaction loss	(107)	(4,034)	3,286
Increase (decrease) in accrued expenses	817	11,326	129,968
Loan Payable - Related Party	44,484	11,357	23,480

NET CASH PROVIDED BY (USED IN)OPERATING ACTIVITIES
	$3,758	$153	$(50,856)

INVESTING ACTIVITIES
Purchase of fixed assets	-	-	(11,468)
Disposition of fixed assets	-	-	3,337
NET CASH PROVIDED BY INVESTING ACTIVITIES
	$-	$-	$(8,131)

FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-	2,200
Additional paid-in capital	-	-	62,800
NET CASH PROVIDED BY FINANCING ACTIVITIES
	$-	$-	$65,000

NET INCREASE ( DECREASE) IN CASH	$3,758	$153	$6,013

CASH, BEGINNING OF PERIOD	$2,255	$3,068	$-

CASH, END OF PERIOD	$6,013	$3,221	$6,013

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

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

NOTE 3 - GOING CONCERN

The accompanying financial statements are presented on a going concern basis.  The Company had limited operations during the period from December 13, 2005 (inception) to August 31, 2010 and generated a net loss of $131,619.  This condition raises substantial doubt about the Company’s ability to continue as a going concern.  Because the Company is currently in the development stage and has minimal expenses, management believes that the company’s current cash of $6,013 will not be sufficient to cover the expenses they will incur during the next twelve months and that they will need  developing operations and may need to raise additional funding to continue operations.

Management plans to raise additional funds through debt or equity offerings.  There is no guarantee that the Company will be able to raise any capital through this or any other offerings.

MAGNUM OIL, INC.

(A Development Stage Company)

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

August 31, 2010

NOTE 4 - INCOME TAXES

Deferred tax assets:	August 31, 2010
Net operating loss carryforwards	$131,169
Gross deferred tax assets	$44,750
Valuation allowance	$(44,750)
Net deferred tax assets	$0

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income.  As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 5 - NET OPERATING LOSSES

As of August 31, 2010, the Company has a net operating loss carryforwards of approximately $131,169 Net operating loss carryforward expires twenty years from the date the loss was incurred.

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

MAGNUM OIL, INC.

(A Development Stage Company)

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

August 31, 2010

NOTE 9 – FORGIVENESS

On August 23, 2010 the former directors of the company forgave a loan of $80,725, which was owed to them by the Company

NOTE 10 – RESTATEMENT

As stated above in Note 9, the debt forgiven was not recorded correctly in the August 31, 2010 statements, and should have been recorded as revenue under Other Income.

August 31, 2010
As originally reported:
Accounts payable & accrued liabilities	91,984
Effect of Restatement, through forgiveness of debt	(80,725)

As Restated, Accounts payable & accrued liabilities	$ 11,259

As originally reported:
Loss for the year to August 31, 2010	(38,756)
Effect of Restatement, as Other Income	80,725

As Restated, Profit for the year to August 31, 2010	$ 41,969

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

Our financial statements and information for the three and six months ended August 31, 2010 have been prepared by our Management on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  We generated no revenues during the three and six months ended August 31, 2010 and have incurred total net losses of $131,169from inception to August 31, 2010.

Three months Ended August 31, 2010 compared to the Three months Ended August 31, 2009

We earned net incomeof $53,668, or $0.00 per share, for the three-month period ended August 31, 2010, as compared to net losses of $12,875, or $0.00 per share, for the three-month period ended August 31, 2009.  The income we earned was attributed to forgiveness of debt in the amount of $80,725.  Our total expenses increased from $12,875 in 2009 to $27,057 in 2010.  This was mainly due to increased professional fees ($20,469 - 2010 compared to $6,926 - 2009.  Our other expenses for the three-month period ended August 31, 2010 consisted of office and general of $6,589 ($5,949 - 2009).

Six months Ended August 31, 2010 compared to the Six months Ended August 31, 2009

We earned net incomeof $41,969, or $0.00 per share, for the six-month period ended August 31, 2010, as compared to net losses of $18,701, or $0.00 per share, for the six-month period ended August 31, 2009.  The income we earned was attributed to forgiveness of debt in the amount of $80,725.  Our total expenses increased from $18,701 in 2009 to $38,756 in 2010.  The increase was mainly attributed to increased professional fees ($25,126 - 2010 compared to $6,926 - 2009.  Our other expenses for the six-month period ended August 31, 2010 consisted of office and general fees in the amount of $13,630 ($11,775 - 2009).

Liquidity and Capital Resources

At August 31, 2010, we had total assets of $8,693 consisting of cash in the bank in the amount of $6,013 and prepaid expenses of $2,680.

Our accounts payable and accrued liabilities at August 31, 2010 were $11,259.  In addition, we have outstanding loans from related parties in the amount of $61,465.  This loan balance is non-interest bearing, unsecured and has no fixed terms of repayment.

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

MAGNUM OIL INC.

Date: January 19, 2011	By: /s/ Patrick DeBlois
Patrick DeBlois
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and Director