Form 10-Q
period 2010-11-30
MAGNUM OIL INC.
filed 2011-01-19
CIK 1355420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2010

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of January 18, 2011 the registrant had 48,400,000 shares of common stock outstanding.

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

November 30, 2010

MAGNUM OIL, INC.
(Formerly PTM PUBLICATIONS INCORPORATED)
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
Unaudited
	November 30, 2010	February 28, 2010
		(Audited)
ASSETS

CURRENT ASSETS
Cash	$-	$2,255
Prepaid Expenses	2,680	-
TOTAL ASSETS	$2,680	$2,255

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Cash Overdrawn	$475	$-
Accounts payable and accrued liabilities	17,828	91,167
Loans from Related Party	61,934	16,981
TOTAL CURRENT LIABILITIES	$80,237	$108,148

STOCKHOLDERS' EQUITY ( DEFICIT )
Capital stock
Authorized
50,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
48,400,000 shares of common stock	$48,400	$48,400
Additional Paid in Capital	16,600	16,600
Deficit accumulated during the development stage	(145,144)	(173,588)
Foreign currency translation adjustments	2,588	2,695
TOTAL STOCKHOLDER'S EQUITY/(DEFICIT)	$(77,556)	$(105,893)
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY/(DEFICIT)	$2,680	$2,255

The accompanying notes are an integral part of these financial statements.

MAGNUM OIL, INC.
(Formerly PTM PUBLICATIONS INCORPORATED)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
	3 months	3 months	9 months	9 months	Cumulative Results From Inception
	Ended	Ended	Ended	Ended	(December 13, 2005) to
	November 30, 2010	November 30, 2009	November 30, 2010	November 30, 2009	November 30, 2010
REVENUE

Revenues	$-	$-	$-	$-	$19,295
Total Revenues	-	-	-	-	19,295

EXPENSES

Office and general	4,302	12,088	17,931	12,088	158,727
Professional Fees	7,224	8,941	34,350	8,941	86,437
Total Expenses	11,526	21,029	52,281	21,029	245,164
Operating loss	(11,526)	(21,029)	(52,281)	(21,029)	(245,164)
Other income (loss)
Forgiveness of Debt	-	-	80,725	-	80,725
Total other income	-	-	80,725	-	80,725
NET INCOME ( LOSS)	$(11,526)	$(21,029)	$28,444	$(21,029)	$(145,144)

BASIC AND DILUTED LOSS PER COMMON SHARE	$-	$-	$-	$-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	$48,400,000	$48,400,000	$48,400,000	$48,400,000

The accompanying notes are an integral part of these financial statements.

MAGNUM OIL, INC.
(Formerly PTM PUBLICATIONS INCORPORATED)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
From inception (December 13, 2005) to November 30, 2010
Unaudited
				Deficit
	Common Stock			Accumulated	Accumulated
			Additional	During the	Other
	Number of		Paid-in	Development	Comprehensive
	shares	Amount	Capital	Stage	Income(loss)	Total
Common stock issued for cash at $0.001
per share on December 14, 2005	22,000,000	$22,000	$(17,000)	$-	$-	$5,000

Net loss, February 28, 2006				(983)		(983)

Foreign currency translation adjustments					34	34
Balance, February 28, 2006	22,000,000	$22,000	$(17,000)	$(983)	$34	$4,051
Stock issued for cash during the quarter
August 31, 2006 @$0.0227 per share	26,400,000	26,400	33,600			60,000

Net loss, February 28, 2007				-		-

Foreign currency translation adjustments					2,683	2,683
Balance, February 28, 2007	48,400,000	$48,400	$16,600	$(983)	$2,717	$66,734

Net loss, February 28, 2008				(52,058)		(52,058)

Foreign currency translation adjustments					350	350
Balance, February 28, 2008	48,400,000	$48,400	$16,600	$(53,041)	$3,067	$15,026

Net loss, February 28, 2009				(75,309)		(75,309)

Foreign currency translation adjustments					5,988	5,988
Balance, February 28, 2009	48,400,000	$48,400	$16,600	$(128,350)	$9,055	$(54,295)

Net loss, February 28, 2010				(45,238)		(45,238)

Foreign currency translation adjustments					(6,360)	(6,360)
Balance, February 28, 2010	48,400,000	$48,400	$16,600	$(173,588)	$2,695	$(105,893)

Net Income, November 30, 2010				28,444		30,444

Foreign currency translation adjustments					(107)	(107)
Balance, November 30, 2010	48,400,000	$48,400	$16,600	$(145,144)	$2,588	$(77,557)

The accompanying notes are an integral part of these financial statements.

MAGNUM OIL, INC.
(Formerly PTM PUBLICATIONS INCORPORATED)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
		9 Months	9 Months	December 13, 2005
		Ended	Ended	(Date of Inception) to
		November 30, 2010	November 30, 2009	November 30, 2010
OPERATING ACTIVITIES
Net income (loss)		$28,444	$(21,029)	$(145,144)
Adjustment to reconcile net loss to net cash
used in operating activities
Depreciation		-	389	2,826
Loss on Disposition of Assets		-		4,608
Increase in Prepaid Expenses		(2,680)	-	(2,680)
Forgiveness of Debt		(80,725)	-	(80,725)
Foreign currency translation loss		(107)	(6,586)	3,286
Increase (decrease) in accrued expenses		5,854	12,505	99,021
Loan Payable - Related Party		44,484	12,004	61,464
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
		$(2,730)	$(2,716)	$(57,344)

INVESTING ACTIVITIES
Purchase of fixed assets		-	(180)	(11,468)
Disposition of fixed assets		-	-	3,337
NET CASH PROVIDED BY INVESTING ACTIVITIES
		$-	$(180)	$(8,131)
FINANCING ACTIVITIES
Cash Overdrawn		475	-	475
Proceeds from sale of common stock		-	-	2,200
Additional paid-in capital		-	-	62,800
NET CASH PROVIDED BY FINANCING ACTIVITIES
		$475	$-	$65,475

NET INCREASE ( DECREASE) IN CASH		$(2,255)	$(2,896)	$-

CASH, BEGINNING OF PERIOD		$2,255	$3,068	$-

CASH, END OF PERIOD	$		$172	$-

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest		$-	$-	$-

Income taxes		$-	$-	$-

The accompanying notes are an integral part of these financial statements.

MAGNUM OIL, INC.

(A Development Stage Enterprise)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2010

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

MAGNUM OIL, INC.

(A Development Stage Enterprise)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2010

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Net Loss per Share

Basic loss per share includes no dilution and is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding for the period.  Dilutive loss per share reflects the potential dilution of securities that could share in the losses of the Company.  Because the Company does not have any potentially dilutive securities, the accompanying presentation is only of basic loss per share.

Recent Accounting Pronouncements

The company has evaluated all the recent accounting pronouncements and believes that none of them will have a material effect on the company’s financial statement.

NOTE 3 - GOING CONCERN

The accompanying financial statements are presented on a going concern basis.  The Company had limited operations during the period from December 13, 2005 (inception) to November 30, 2010 and generated a net loss of $145,144.  This condition raises substantial doubt about the Company’s ability to continue as a going concern.  Because the Company is currently in the development stage and has minimal expenses, management believes that the company’s current cash overdraft of $475 will not be sufficient to cover the expenses they will incur during the next twelve months and that they will need  developing operations and may need to raise additional funding to continue operations.

Management plans to raise additional funds through debt or equity offerings.  There is no guarantee that the Company will be able to raise any capital through this or any other offerings.

NOTE 4 - WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common.

NOTE 5 - RELATED PARTY TRANSACTIONS

As of November 30, 2010, there is a total of $61,934 that has been forwarded by an officer of the Company of which $23,480 is interest free and payable on demand and a related party loaned $38,454 at 5% interest which is repayable on June 7, 2011

On August 23, 2010 the former directors of the company forgave a loan of $80,725, which was owed to them by the Company.

NOTE 6 - INCOME TAXES

Deferred tax assets:	November 30, 2010
Net operating loss carryforwards	$145,144
Gross deferred tax assets	$50,100
Valuation allowance	$(50,100)
Net deferred tax assets	$0

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income.  As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

MAGNUM OIL, INC.

(A Development Stage Enterprise)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2010

NOTE 7 - NET OPERATING LOSSES

As of November 30, 2010, the Company has a net operating loss carryforwards of approximately $145,144 Net operating loss carryforward expires twenty years from the date the loss was incurred.

NOTE 8 – STOCK TRANSACTIONS

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

As of November 30, 2010 the Company had 48,400,000 shares of common stock issued and outstanding.

On May 23, 2010 the company received approval from FINRA for a forward split of common share of 22:1.  All share amounts have been retroactively adjusted for all periods presented.

NOTE 9 - STOCKHOLDERS’ EQUITY

The stockholders’ equity section of the Company contains the following classes of capital stock as of November 30, 2010: Common stock, $ 0.001 par value: 50,000,000 shares authorized; 48,400,000 shares issued and outstanding.

NOTE 10 - SUBSEQUENT EVENTS

In accordance with ASC 855, Subsequent Events, the Company has evaluated subsequent events through the date of issuance of the unaudited consolidated financial statements.

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

Results of Operations

Our financial statements and information for the three and nine months ended November 30, 2010 have been prepared by our Management on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  We generated no revenues during the three and nine months ended November 30, 2010 and have incurred total net losses of $145,144 from inception to November 30, 2010.

Three months Ended November 30, 2010 compared to the Three months Ended November 30, 2009

We incurred net losses of $11,526, or $0.00 per share, for the three-month period ended November 30, 2010, as compared to net losses of $21,029, or $0.00 per share, for the three-month period ended November 30, 2009.  The decrease was mainly attributed to decreases in office and general expenses ($4,302 - 2010 compared to $12,088 - 2009.  Our other expenses for the three-month period ended November 30, 2010 consisted of professional fees in the amount of $7,224 ($8,941 - 2009).

Nine months Ended November 30, 2010 compared to the Nine months Ended November 30, 2009

We earned net incomeof $28,444, or $0.00 per share, for the nine-month period ended November 30, 2010, as compared to net losses of $21,029, or $0.00 per share, for the nine-month period ended November 30, 2009.  The income we earned was attributed to forgiveness of debt in the amount of $80,725.  Our total expenses increased from $21,029 in 2009 to $52,281 in 2010.  This was mainly due to increased professional fees ($32,350 - 2010 compared to $8,941 - 2009.  Our other expenses for the nine-month period ended November 30, 2010 consisted of office and general expenses of $17,931 ($12,088 – 2009).

Liquidity and Capital Resources

At November 30, 2010, we had total assets of $2,680 consisting of prepaid expenses.

Our accounts payable at November 30, 2010 were $17,828.  In addition, we have an outstanding loan payment due to an officer, director and shareholder of the Company in the amount of $61,934.  This loan balance is non-interest bearing, unsecured and has no fixed terms of repayment. We also have a few other loans with investors which bear simple interest of 5% per year and are due one year from the date of the loans.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our sole officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our sole officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2010.  Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses in our internal control over financial reporting identified in our Annual Report on Form 10-K for the year ended February 28, 2010, the sole officer concluded that our disclosure controls and procedures are ineffective.

Changes in internal controls

We have not yet implemented any of the recommended changes to internal control over financial reporting listed in our Annual Report on Form 10-K for the year ended February 28, 2010.  As such, there were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended November 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 4T.  Controls and Procedures

Not applicable.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

Not applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

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