Form 10-K
period 2011-02-28
MAGNUM OIL INC.
filed 2011-06-15
CIK 1355420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2011

☐  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period from _________ to _________

Commission File Number: 000-52044

MAGNUM OIL INC.

(Name of Small Business Issuer in its charter)

Nevada	26-2940624
(state or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

848 N. Rainbow Blvd. #3550

Las Vegas, Nevada 89107

(Address of principal executive offices)

(603) 525-3380

Issuer’s telephone number

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $0.001 par value

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

Large accelerated filer ☐            Accelerated filer ☐         Non-accelerated filer ☐        Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)  Yes ☐    No ☑

Aggregate market value of the voting and non-voting stock of the registrant held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter:  $0.00.

As of June 14, 2011 the registrant’s outstanding stock consisted of 48,400,000 common shares.

PART I

Item 1.  Description of Business

General

Magnum Oil Inc. was incorporated in the State of Nevada on December 13, 2005.  We were formed to engage in the magazine publishing business in Malaysia.  In January of 2010, our management has decided to abandon our current business in search of other opportunities.

Accordingly, our management has decided to focus our business on acquiring or merging with one or more operating businesses.  Our efforts to identify a target business are not limited to any particular industry.  As of February 28, 2011, we have not yet identified a potential merger or acquisition target.  There can be no assurance that our management will be successful in negotiating the merger or acquisition of this target business and as such we continue to search for opportunities for other mergers or acquisitions.

We intend to focus our search on businesses in North America, but we will also explore opportunities in international markets that are attractive to us.  We will focus our efforts on seeking a business combination with a privately held business in the oil exploration sector.  We believe that owners of privately held small or middle-market companies may seek to realize the value of their investments through a sale or recapitalization or through a merger with a public company to access capital to fund their growth.

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

Effecting a Business Combination

We Have Not Identified a Target Business

As of February 28, 2011, we have not selected a specific target on which to concentrate our efforts for a business combination.  Our management has not had any preliminary contact or discussions on our behalf with representatives of any prospective target business regarding the possibility of a potential merger, capital stock exchange, asset acquisition or other strategic transaction with us.  In addition, our management has not yet taken any measure, directly or indirectly, to locate a target business.  There has been no due diligence, investigation, discussions, negotiations and/or other similar activities undertaken, directly or indirectly, by us, our management or by any third party, with respect to an ongoing proposed business combination.

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

Research and Development

We have not spent any amounts on research and development activities during the year ended February 28, 2011.  We anticipate that we will not incur any expenses on research and development over the next 12 months.  Our planned expenditures on our operations or a business combination are summarized under the section of this annual report entitled “Management’s Discussion and Analysis of Financial Position and Results of Operations”.

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

Item 2.  Description of Property

We do not currently own any property or real estate of any kind.  Our business offices are located at 848 N. Rainbow Blvd. #3550, Las Vegas, Nevada 89107.

Item 3.  Legal Proceedings

We are currently unaware of any legal matters pending or threatened against us.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.  Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Market Information

Our shares of common stock are listed on the Over the Counter Bulletin Board under the symbol MGNI.  Set forth below are high and low bid prices for our common stock for each quarterly period in the two most recent fiscal years.  Such quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not necessarily represent actual transactions in the common stock.

Period	High	Low
Fiscal 2011
First Quarter ended May 31, 2010	$0.0073	$0.0073
Second Quarter ended August 31, 2010	$1.7500	$0.9000
Third Quarter ended November 30, 2010	$0.9500	$0.8500
Fourth Quarter ended February 28, 2011	$0.9100	$0.8800

Fiscal 2010
First Quarter ended May 31, 2009	no bids	no bids
Second Quarter ended August 31, 2009	no bids	no bids
Third Quarter ended November 30, 2009	no bids	no bids
Fourth Quarter ended February 28, 2010	$0.1614	$0.0073

Number of Holders

As of February 28, 2011, the 48,400,000 issued and outstanding shares of common stock were held by a total of 17 shareholders of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal years ended February 28, 2011 and 2010.  We have not paid any cash dividends since our inception and do not foresee declaring any dividends on our common stock in the foreseeable future.

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

Our auditors’ reports contain a statement that our net loss and limited working capital raise substantial doubt about our ability to continue as a going concern.  Our independent registered public accountants have stated in their report, included in Item 8.  Financial Statements that our significant operating losses and working capital deficit raise substantial doubt about our ability to continue as a going concern.  We had net losses of $59,882 and $22,079, from continuing operation respectively, for the fiscal years ended February 28, 2011 and February 28, 2010.  We will be required to raise substantial capital to fund our capital expenditures, working capital, and other cash requirements since our current cash assets are exhausted and revenues are not yet sufficient to sustain our operations.  We will need to seek other financing to complete our business plans.  The successful outcome of future financing activities cannot be determined at this time and there are no assurances that, if achieved, we will have sufficient funds to execute our intended business plan or generate positive operational results.

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

Results of Operations

We did not generate any revenues for the fiscal year ended February 28, 2011 or 2010.  We incurred operating expenses of $58,527 and $22,079, respectively, for fiscal years ended February 28, 2011 and February 28, 2010.  These expenses for the fiscal year ended February 28, 2011 consisted of professional fees in the amount of $42,414 (2010 - $nil; cumulative - $42,414) and office and general fees of $16,113 (2010 - $22,079; cumulative - $38,191).  The increase in professional fees was mainly due to the way we classified our expenses. We forgave debt in the amount of $83,420 for the year ended February 28, 2011 (2010 - $nil; cumulative - $83,420).

Our comprehensive net income for the fiscal year ended February 28, 2011, adjusted for foreign currency translation adjustment, was $22,538 or $0.00 per share, compared to ($59,415), or $0.00 per share for the fiscal year ended February 28, 2010.  Since the date of inception, we have incurred a comprehensive net loss, adjusted for foreign currency adjustment, of $150,050.  We do not currently have sufficient capital to fund our estimated expenditures for the fiscal year and intend to fund the expenditures through equity and/or debt financing.  There can be no assurance that financing will be available to us on acceptable terms, if at all.

Liquidity and Capital Resources

At February 28, 2011, we had $2,819 in cash in the bank and prepaid expenses of $3,414.

Our accounts payable and accrued liabilities at February 28, 2011 was $20,884, we had a note payable in the amount of $38,918 at February 28, 2011 and loans from related party of $31,481 at February 28, 2011.

Our stockholders' deficit was $85,050 at February 28, 2011, as compared to $105,893 at February 28, 2010.

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

Item 8.  Financial Statements

MAGNUM OIL INC.

(Formerly PTM PUBLICATIONS INCORPORATED)

(A Development Stage Company)

Audited

February 28, 2011

PLS CPA, A Professional Corp. t4725 MERCURY STREET SUITE 210 tSAN DIEGO tCALIFORNIA 92111 t tTELEPHONE (858)722-5953 tFAX (858) 761-0341 tFAX (858) 764-5480 tE-MAIL changgpark@gmail.com t

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Magnum Oil, Inc.

(Formerly PTM Publications Incorporated)

We have audited the accompanyingconsolidatedbalance sheets of Magnum Oil, Inc. (formerly PTM Publications Incorporated)and subsidiary(the “Company”) as of February 28, 2011and 2010and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for the years then ended and for the period from December 13, 2005(inception) through February 28, 2011. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Magnum Oil, Inc. (formerly PTM Publications Incorporated) and subsidiaryas of February 28, 2011 and 2010, and the result of its operationsand its cash flows for the yearsthen endedand for the period from December 13, 2005(inception) through February 28, 2011 in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3to theconsolidated financial statements, the Company’s losses from operations raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/PLS CPA

_________________________

PLS CPA, A Professional Corp.

June 15, 2011

San Diego, CA. 92111

Member of the California Society of Certified Public Accountants

Registered with the Public Company Accounting Oversight Board

MAGNUM OIL, INC.
(Formerly PTM PUBLICATIONS INCORPORATED)
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
Audited

	February 28, 2011	February 28, 2010

ASSETS

CURRENT ASSETS
Cash	$2,819	$2,255
Prepaid Expenses	3,414	-
TOTAL ASSETS	$6,233	$2,255

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$20,884	$91,167
Note payable	38,918	-
Loans from Related Party	31,481	16,981
TOTAL CURRENT LIABILITIES	$91,283	$108,148

STOCKHOLDERS' EQUITY ( DEFICIT )
Capital stock
Authorized
50,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
48,400,000 shares of common stock	$48,400	$48,400
Additional Paid in Capital	16,600	16,600
Deficit accumulated during the development stage	(150,050)	(173,588)
Foreign currency translation adjustments	-	2,695
TOTAL STOCKHOLDER'S EQUITY/(DEFICIT)	$(85,050)	$(105,893)
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY/(DEFICIT)	$6,233	$2,255
The accompanying notes are an integral part of these financial statements

MAGNUM OIL, INC.
(Formerly PTM PUBLICATIONS INCORPORATED)
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
Audited

			Cumulative results
	Year	Year	from inception
	ended	ended	(December 13, 2005) to
	February 28, 2011	February 28, 2010	February 28, 2011
EXPENSES

Office and general	$16,113	$22,079	$38,191
Professional Fees	42,414	-	42,414
Total Expenses	$58,527	$22,079	$80,605

Operating Loss	(58,527)	(22,079)	(80,605)
Other income (loss)
Interest income (expense)	(1,235)		(1,235)
Foreign currency transaction gain (loss)	(120)		(120)
Net other income (loss)	(1,355)		(1,355)
Net loss from continued operations	(59,882)	(22,079)	(81,960)

Discontinued Business	-	(37,336)	(151,510)
Forgiveness of Debt	83,420	-	83,420
Total other (Expenditure)/income	83,420	(37,336)	(68,090)

NET PROFIT (LOSS)	$23,538	$(59,415)	$(150,050)

BASIC AND DILUTED LOSS PER COMMON SHARE-CONTINUED OPERATION
	$-	$-
BASIC AND DILUTED LOSS PER COMMON SHARE-DISCONTINUED OPERATION
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	$-	$-

	48,400,000	48,400,000

The accompanying notes are an integral part of these financial statements

MAGNUM OIL, INC.
(Formerly PTM PUBLICATIONS INCORPORATED)
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
From inception (December 13, 2005) to February 28, 2011

Audited
				Deficit
	Common Stock			accumulated	Accumulated
			Additional	during the	Other
	Number of		Paid-in	development	Comprehensive
	shares	Amount	Capital	stage	Income(loss)	Total

Common stock issued for cash at $0.001
per share on December 14, 2005	22,000,000	$22,000	$(17,000)	$-	$-	$5,000

Net loss, February 28, 2006				(983)		(983)

Foreign currency translation adjustments					34	34
Balance, February 28, 2006	22,000,000	$22,000	$(17,000)	$(983)	$34	$4,051
Stock issued for cash during the quarter
August 31, 2006 @$0.0227 per share	26,400,000	26,400	33,600			60,000

Net loss, February 28, 2007				-		-

Foreign currency translation adjustments					2,683	2,683
Balance, February 28, 2007	48,400,000	$48,400	$16,600	$(983)	$2,717	$66,734

Net loss, February 28, 2008				(52,058)		(52,058)

Foreign currency translation adjustments					350	350
Balance, February 28, 2008	48,400,000	$48,400	$16,600	$(53,041)	$3,067	$15,026

Net loss, February 28, 2009				(75,309)		(75,309)

Foreign currency translation adjustments					5,988	5,988
Balance, February 28, 2009	48,400,000	$48,400	$16,600	$(128,350)	$9,055	$(54,295)

Net loss, February 28, 2010				(45,238)		(45,238)

Foreign currency translation adjustments					(6,360)	(6,360)
Balance, February 28, 2010	48,400,000	$48,400	$16,600	$(173,588)	$2,695	$(105,893)

Net loss, February 28, 2011				23,538	(2,695)	20,843

Balance, February 28, 2011	48,400,000	$48,400	$16,600	$(150,050)	$-	$(85,050)

The accompanying notes are an integral part of these financial statements

MAGNUM OIL, INC.
(Formerly PTM PUBLICATIONS INCORPORATED)
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
Audited
	Year	Year	December 13, 2005
	ended	ended	(date of inception) to
	February 28, 2011	February 28, 2010	February 28, 2011

OPERATING ACTIVITIES
Net loss	$23,538	$(45,238)	$(150,050)
Adjustment to reconcile net loss to net cash
used in operating activities
Depreciation		314	2,826
Loss on Disposition of Assets	-		4,608
Increase in Prepaid Expenses	(3,414)	-	(3,414)
Forgiveness of debt	(83,420)		(83,420)
Foreign Transaction loss	-	(6,134)	696
Foreign currency translation loss	-	(297)	-
Increase (decrease) in accrued expenses	10,442	41,552	102,182

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
	$52,854	$(1,822)	$(127,268)
INVESTING ACTIVITIES
Purchase of fixed assets	-	-	(11,468)
Disposition of fixed assets	-	1,008	3,337
NET CASH PROVIDED BY INVESTING ACTIVITIES
	$-	$1,008	$(8,131)
FINANCING ACTIVITIES
Loan Payable - Related Party	14,500	7,981	31,481
Note Payable	38,918	-	38,918
Proceeds from sale of common stock	-	-	2,200
Additional paid-in capital	-	-	62,800
NET CASH PROVIDED BY FINANCING ACTIVITIES
	$53,418	$-	$135,399

NET INCREASE ( DECREASE) IN CASH	$564	$(814)	$2,819

CASH, BEGINNING OF PERIOD	$2,255	$3,068	$-

CASH, END OF PERIOD	$2,819	$2,255	$2,819

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

MAGNUM OIL INC.

(A Development Stage Company)

Notes to the Audited Consolidated Financial Statements

February 28, 2011

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Magnum Oil, Inc. (Formerly PTM Publications Incorporated) (the “Company”) was incorporated under the laws of the State of Nevada on December 13, 2005.  The Company is in the development stage.  Its activities to date have included capital formation, organization and development of its business plan.  The Company has yet to commence operations.  On July 15, 2010 the company changed its name to Magnum Oil Inc.

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

MAGNUM OIL INC.

(A Development Stage Company)

Notes to the Audited Consolidated Financial Statements

February 28, 1010

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Foreign Currency Translation

Foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date.  Expenses are translated at average rates of exchange during the period.  Related translation adjustments are reported as a separate component of stockholders' equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations.

Recent Accounting Pronouncements
The company has evaluated all the recent accounting pronouncements and believes that none of them will have a material effect on the company’s financial statement.

NOTE 3 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  Currently, the Company has a working capital deficit of $85,050, an accumulated deficit of $150,050 and net loss from operations since inception of $150,050.  The Company does not have a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern.  The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.  The Company is funding its initial operations by way of issuing Founder’s shares.

The officers and directors have committed to advancing certain operating costs of the Company, including Legal, Audit, Transfer Agency and Edgarizing costs

NOTE 4 - WARRANTS AND OPTIONS
There are no warrants or options outstanding to acquire any additional shares of common stock.

NOTE 5 - NOTE PAYABLE

 As of February 28, 2011, there is a Note Payable of $38,918 at 5% interest which is repayable on June 7, 2011

MAGNUM OIL INC.

(A Development Stage Company)

Notes to the Audited Consolidated Financial Statements

February 28, 1010

NOTE 6 - RELATED PARTY TRANSACTIONS

As of February 28, 2011, there is a total of $31,481 that has been forwarded by an officer of the Company; no specific repayment terms have been established.

On August 23, 2010 the former directors of the company forgave a loan of $83,420, which was owed to them by the Company.

NOTE 7 - DIRECTOR'S FEES

Fees of $500 per month have been recorded for the remuneration of the director.

NOTE 8 - INCOME TAXES

Deferred tax assets: February 28, 2011
Net operating loss carryforwards $ 150,050
Gross deferred tax assets $ 52,518
Valuation allowance $ (52,518)
Net deferred tax assets $ 0

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income.  As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 9 - NET OPERATING LOSSES
As of February 28, 2011, the Company has a net operating loss carryforwards of approximately $150,050 Net operating loss carryforward expires twenty years from the date the loss was incurred.

NOTE 10 - STOCK TRANSACTIONS

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

On December 14, 2005, the company issued a total of 22,000,000 shares of $0.000455 par value common stock as founder's shares to Jasmin Bin Omar Jayaseelan, Jefferi Bin Omar Jayaseelan and Cheryl Lim Phaik Suan, all of whom were officers and directors of our company.  Mr. Jasmin Jayaseelan and Mr. Jefferi Jayaseelan received 8,800,000 shares each, and Ms. Lim received 4,400,000 shares.  The shares were issued in exchange for cash in the aggregate amount of $5,000. In August 2006, the company completed an offering of shares of common stock in accordance with an SB-2 registration statement declared effective by the Securities and Exchange Commission on May 4, 2006.  The company sold 26,400,000 shares of common stock, par value $0.001, at a price of $0.0227 per share to approximately 32 investors.  The aggregate offering price for the offering closed in August 2006 was $60,000, all of which was collected from the offering. As of August 31, 2010 the Company had 48,400,000 shares of common stock issued and outstanding.

On May 23, 2010 the company received approval from FINRA for a forward split of common share of 22:1. All share amounts have been retroactively adjusted for all periods presented.

MAGNUM OIL INC.

(A Development Stage Company)

Notes to the Audited Consolidated Financial Statements

February 28, 1010

NOTE 11 - STOCKHOLDERS’ EQUITY

On May 23, 2010 the company received approval from FINRA for a forward split of common share of 22:1 $0,001 par value: 50,000,000 shares authorized; 48,400,000 shares issued and outstanding.

NOTE 12 - DISCONTINUED BUSINESS

In January 2010 the company discontinued doing business with the subsidiary. The contributions of that company has been consolidated into one item in the Income Statement
NOTE 13 - SUBSEQUENT EVENTS

In accordance with ASC 855, Subsequent Events, the Company has evaluated subsequent events through the date of issuance of the audited consolidated financial statements.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 promulgated under the Exchange Act that occurred during the last fiscal quarter of the fiscal year ended February 28, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  Management is aware that there is a lack of segregation of duties at our company due to the limited number of employees dealing with general administrative and financial matters.  At this time management believes that, given the individuals involved and the control procedures in place, the risks associated with such lack of segregation are insignificant, and that the potential benefits of adding additional employees to segregate duties more clearly do not justify the associated added expense.  Management will continue to evaluate this segregation of duties.  In addition, management is aware that many of our currently existing internal controls are undocumented.  Our management will be working to document such internal controls over the coming year.

 Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

Directors, Executive Officers and Key Employees

The following table sets forth certain information regarding our directors, executive officers and key employees as of February 28, 2011 and as of the date of the filing of this report:

Name and Address

Age

Position(s) Held

Patrick DeBlois                                    36                                President, CEO, Treasurer,

                                                                                                Principal Executive Officer and

                                                                                                Chairman of the Board of Directors

Eden Clark                                           34                                Secretary

Background of Directors and Executive Officers

Patrick DeBlois has been the President, CEO, Treasurer, CFO and a Director of our company since October 27, 2010.  Since 1999, Mr. DeBlois has been a Director and is the Proprietor of the Minakwa Lodge located in Northern Ontario.  Mr. DeBlois has grown his resort from a grassroots venture to a global success story.  Mr. DeBlois holds a diploma in Wildlife Management and GIS mapping from Cambrian College.  Mr. DeBlois devotes approximately 10 hours a week to our business.

Eden Clark has been our Secretary since December 15, 2010.  From 1997 to 2001, Ms. Clark was a founding team member of Onvia.com Inc., a publicly traded company on NASDAQ, assisting it in the growth from a small start-up to more than 300 employees and $140 million in revenue.  From 2002 to 2008 she was founder and CEO of Be Jane, Inc., a media and web company focused on the niche segment of women’s home improvement and décor, leading breakthrough partnerships on new initiatives with such companies as MSN and Bank of America, and was featured in hundreds of national TV and print media such as TIME, Entrepreneur, People Magazine, Wall St Journal, CNN, The Today Show, and more.  From 2008 until present, Ms. Clark became President of eDivvy.com Inc., a private payment technology company, leading the company’s strategic initiatives, branding, and business development efforts.  Ms. Clark devotes approximately 5 hours a week to our business.

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

Item 11.  Executive Compensation.

We have two executive officers, who are currently our only employees.  None of these officers and directors draw a salary and do not intend to draw any salaries until such time as the company is successful in its business plans and generates cash flow.  At such time, a special meeting will be held to determine whether salaries will be paid.  The following summary compensation table sets forth information concerning compensation for services rendered in all capacities during 2011 and 2010 awarded to, earned by or paid to our executive officers.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock	Option	Non-Equity	Change in Pension	All Other	Total
(a)	(b)	($)	($)	Awards	Awards	Incentive	Value Nonqualified	Compensation	($)
		(c)	(d)	($)	($)	Plan	Deferred	($)	(j)
				(e)	(f)	Compensation	Compensation	(i)
						($)	Earnings
						(g)	($)
							(h)

Patrick DeBlois, President, CEO, Treasurer, CFO and Principal Executive Officer	2011	6,000	0	0	0	0	0	0	6,000
	2010	0	0	0	0	0	0	0	0

Eden Clark, Secretary	2011	0	0	0	0	0	0	0	0
	2010	0	0	0	0	0	0	0	0

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

	OPTION AWARDS					STOCK AWARDS
Name and Principal Position(s)	Number of	Number of	Equity	Option	Option	Number	Market	Equity	Equity
(a)	Securities	Securities	Incentive	Exercise	Expiration	of Shares	Value of	Incentive	Incentive
	Underlying	Underlying	Plan	Price	Date	or Units	Shares or	Plan	Plan
	Unexercised	Unexercised	Awards:	($)	(f)	of Stock	Units	Awards:	Awards:
	Options	Options	Number of	(e)		That Have	of Stock	Number	Market
	(#)	(#)	Securities			Not	That Have	of	or Payout
	(Exercisable)	(Unexercisable)	Underlying			Vested	Not	Unearned	Value of
	(b)	(c)	Unexercised			(#)	Vested	Shares,	Unearned
			Unearned			(g)	($)	Units or	Shares,
			Options				(h)	Other	Units or
			(#)					Rights	Other
			(d)					That	Rights
								Have Not	That
								Vested	Have Not
								(#)	Vested
								(i)	($)
(j)
Patrick DeBlois, President, CEO, Treasurer, CFO and Principal Executive Officer	0	0	0	0	0	0	0	0	0

Eden Clark, Secretary	0	0	0	0	0	0	0	0	0

Option Grants

No options were granted during the fiscal year ended February 28, 2011.  We have no outstanding warrants or stock options.

Director Compensation

None.

Employment Agreements

None.

Report on Repricing of Options

None.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table provides certain information regarding the ownership of our common stock, as of February 28, 2011 and as of the date of the filing of this annual report by:

•	each of our executive officers;

•	each director;

•	each person known to us to own more than 5% of our outstanding common stock; and

•	all of our executive officers and directors and as a group.

As of February 28, 2011, we had a total of 48,400,000 shares of common stock issued and outstanding.  Except as indicated in footnotes to this table, the persons named in this table have sole voting and investment power with respect to all shares of common stock indicated below.  Except where noted, the address of all listed beneficial owners is in care of our office address.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership (1) (#)	Percent of Class (2) (%)
Patrick DeBlois, President, CEO, Treasurer, CFO and Principal Executive Officer	Common Shares	0	0
Eden Clark, Secretary	Common Shares	0	0
All Officers and Directors as a Group	Common Shares	0	0
Jasmin Bin Omar Jayaseelan	Common Shares	8,800,000	18.18
Jefferi Bin Omar Jayaseelan	Common Shares	8,800,000	18.18
Cheryl Lim Phaik Suan	Common Shares	4,400,000	9.09

Changes in Control

None.

Item 13.  Certain Relationships, Related Transactions and Director Independence

At February 28, 2011, there is a total of $31,481 advanced by an officer for costs; however, there is no specific repayment term.

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

Item 14.  Principal Accountant Fees and Services

Audit Fees

The audit fees paid to our accounting firm, Chang G. Park, CPA, for the fiscal years ended February 28, 2011 and February 28, 2010 were $10,000 and $5,000, respectively.

Audit-Related Fees

The fees of our accounting firm, Chang G. Park, CPA, for providing audit-related services such as reviewing our quarterly reports on Form 10-Q for the fiscal year ended February 28, 2011 was approximately $5,800.

Tax Fees

Chang G. Park, CPA, does not provide us with tax compliance, tax advice or tax planning services.

All Other Fees

None.

Item 15.	Exhibits

The following exhibits are being filed as part of this Annual Report on Form 10-K; all other exhibits required to be filed herein are incorporated by reference and can be found in their entirety in our original Form SB-2 registration statement filing on the SEC website.

Exhibit No.

Description

23

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

MAGNUM OIL INC.

By: /s/ Patrick DeBlois
Date: June 15, 2011	Patrick DeBlois
President, Chief Executive Officer
Chief Financial Officer, Director, Secretary, Treasurer

Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Patrick DeBlois	President, Chief Executive	June 15, 2011
Patrick DeBlois	Officer, Chief Financial Officer, Director, Secretary, Treasurer

