Form 10-Q
period 2011-05-31
MAGNUM OIL INC.
filed 2011-07-20
CIK 1355420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2011

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

Large accelerated filer  o      Accelerated filer  o     Non-accelerated filer  o     Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes    ☐     No   ☑

APPLICABLE ONLY TO CORPORATE ISSUERS

As of July 20, 2011 the registrant had 48,400,000 shares of common stock outstanding.

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

The accompanying Financial Statements of Magnum Oil Inc. should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended February 28, 2011.  Significant accounting policies disclosed therein have not changed except as noted below.

2

MAGNUM OIL INC.

(A Development Stage Company)

Unaudited

(Express in U.S. Dollars)

May 31, 2011

3

MAGNUM OIL, INC.
(Formerly PTM PUBLICATIONS INCORPORATED)
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	May 31, 2011 (Unaudited)	February 28, 2011 (Audited)

ASSETS

CURRENT ASSETS
Cash	$1,283	$2,819
Prepaid Expenses	3,414	3,414
TOTAL ASSETS	$4,697	$6,233

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$12,681	$20,884
Note Payable	39,393	38,918
Loans from Related Party	46,971	31,481
TOTAL CURRENT LIABILITIES	99,045	91,283

STOCKHOLDERS' EQUITY ( DEFICIT )
Capital stock
Authorized
50,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
48,400,000 shares of common stock	48,400	48,400
Additional Paid in Capital	16,600	16,600
Deficit accumulated during the development stage	(159,348)	(150,050)
TOTAL STOCKHOLDER'S EQUITY/(DEFICIT)	(94,348)	(85,050)
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY/(DEFICIT)	$4,697	$6,233

The accompanying notes are an integral part of these financial statements

MAGNUM OIL, INC.
(Formerly PTM PUBLICATIONS INCORPORATED)
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
			Cumulative results
	3 months	3 months	from inception
	ended	ended	(December 13, 2005) to
	May 31, 2011	May 31, 2010	May 31, 2011
EXPENSES

Office and general	$1,747	$-	$39,938
Professional Fees	7,076	-	49,490
Total Expenses	8,823		89,428

Operating Loss	(8,823)	-	(89,428)

Other income (loss)
Interest Income (expense)	(475)	-	(1,710)
Foreign Currency transaction gain(loss)	-	-	(120)
Net Income (loss)	(475)	-	(1,830)
Net Loss from continued operations	(9,298)		(91,258)

Discontinued Business	-	(11,806)	(151,510)
Forgiveness of Debt	-	-	83,420
Total other (Expenditure) Income	-	-	(68,090)

NET PROFIT (LOSS)	$(9,298)	$(11,806)	$(159,348)

BASIC AND DILUTED LOSS PER COMMON SHARE - DISCONTINUED OPERATION
	$-	$-
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

	48,400,000	48,400,000

The accompanying notes are an integral part of these financial statements

MAGNUM OIL, INC.
(Formerly PTM PUBLICATIONS INCORPORATED)
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
From inception (December 13, 2005) to May 31, 2011

Unaudited
				Deficit
	Common Stock			accumulated	Accumulated
			Additional	during the	Other
	Number of		Paid-in	development	Comprehensive
	shares	Amount	Capital	stage	Income(loss)	Total
Common stock issued for cash at $0.001
per share on December 14, 2005	22,000,000	$22,000	$(17,000)	$-	$-	$5,000

Net loss, February 28, 2006				(983)		(983)

Foreign currency translation adjustments					34	34
Balance, February 28, 2006	22,000,000	$22,000	$(17,000)	$(983)	$34	$4,051
Stock issued for cash during the quarter
August 31, 2006 @$0.0227 per share	26,400,000	26,400	33,600			60,000

Net loss, February 28, 2007				-		-

Foreign currency translation adjustments					2,683	2,683
Balance, February 28, 2007	48,400,000	$48,400	$16,600	$(983)	$2,717	$66,734

Net loss, February 28, 2008				(52,058)		(52,058)

Foreign currency translation adjustments					350	350
Balance, February 28, 2008	48,400,000	$48,400	$16,600	$(53,041)	$3,067	$15,026

Net loss, February 28, 2009				(75,309)		(75,309)

Foreign currency translation adjustments					5,988	5,988
Balance, February 28, 2009	48,400,000	$48,400	$16,600	$(128,350)	$9,055	$(54,295)

Net loss, February 28, 2010				(45,238)		(45,238)

Foreign currency translation adjustments					(6,360)	(6,360)
Balance, February 28, 2010	48,400,000	$48,400	$16,600	$(173,588)	$2,695	$(105,893)

Net loss, February 28, 2011				23,538		23,538

Foreign currency translation adjustments					(2,695)	(2,695)
Balance, February 28, 2011	48,400,000	$48,400	$16,600	$(150,050)	$-	$(85,050)

Net Loss, May 31, 2011				(9,298)		(9,298)

Balance, May 31, 2011	48,400,000	$48,400	$16,600	$(159,348)	$-	$(94,348)

The accompanying notes are an integral part of these financial statements

MAGNUM OIL, INC.
(Formerly PTM PUBLICATIONS INCORPORATED)
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
	3 months	3 months	December 13, 2005
	ended	ended	(date of inception) to
	May 31, 2011	May 31, 2010	May 31, 2011

OPERATING ACTIVITIES
Net loss	$(9,298)	$(11,806)	$(159,348)
Adjustment to reconcile net loss to net cash
used in operating activities
Depreciation		-	2,826
Loss on Disposition of Assets	-	-	4,608
Increase in Prepaid Expenses	-	-	(3,414)
Foreign Transaction loss	-	-	696
Increase (decrease) in accrued expenses	(8,203)	3,699	15,682
Loan Payable - Related Party	15,965	7,981	83,364

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
	$(1,536)	$(1,607)	$55,586

INVESTING ACTIVITIES
Purchase of fixed assets	-	-	(11,468)
Disposition of fixed assets	-	-	3,337
NET CASH PROVIDED BY INVESTING ACTIVITIES
	$-	$-	$(8,131)
FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-	2,200
Additional paid-in capital	-	-	62,800
NET CASH PROVIDED BY FINANCING ACTIVITIES
	$-	$-	$65,000

NET INCREASE ( DECREASE) IN CASH	$(1,536)	$(1,607)	$1,283

CASH, BEGINNING OF PERIOD	$2,819	$2,255	$-

CASH, END OF PERIOD	$1,283	$648	$1,283

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-
The accompanying notes are an integral part of these financial statements

MAGNUM OIL, INC.

(A Development Stage Enterprise)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2011

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

Income Taxes

Income tazes are provided in accordance with ASC 740, Income Taxes. Adeferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards.  Deferred tax expense (benefit) results from the net change during the year of deferred tax asset and liabilities.

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

NOTE 3 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  Currently, the Company has a working capital deficit of $94,348, and an accumulated deficit of $159,348 from operations since inception.  The Company does not have a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern.  The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.  The Company is funding its initial operations by way of issuing Founder’s shares.

The officers and directors have committed to advancing certain operating costs of the Company, including Legal, Audit, Transfer Agency and Edgarizing costs

MAGNUM OIL, INC.

(A Development Stage Enterprise)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2011

NOTE 4 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company has determined the estimated fair value of financial instruments using available market information and appropriate valuation methodologies.  The fair value of financial instruments classified as current assets or liabilities approximate their carrying value due to the short-term maturity of the instruments.

NOTE 5- WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common.

NOTE 6- DIRECTOR'S FEES

Fees of $500 per month have been recorded for the remuneration of the director.

NOTE 7- RELATED PARTY TRANSACTIONS

As of May 31, 2011, there is a total of $46,971 that has been forwarded by an officer of the Company; no specific repayment terms have been established

MAGNUM OIL, INC.

(A Development Stage Enterprise)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2011

NOTE 8 - INCOME TAXES

Deferred tax assets:                                                                                           May 31, 2011

Net operating loss carryforwards                                                                         $  159,348

Gross deferred tax assets                                                                                    $    55,772

Valuation allowance                                                                                            $   (55,772)

Net deferred tax assets                                                                                       $            0

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income.  As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 9 - NET OPERATING LOSSES

As of May 31, 2011, the Company has a net operating loss carryforwards of approximately $159,348 Net operating loss carryforward expires twenty years from the date the loss was incurred.

NOTE 10- STOCK TRANSACTIONS

Transactions, other than employees’ stock issuance, are in accordance with ASC 505.  Thus issuances shall be accounted for based on the fair value of the consideration received.  Transactions with employees’ stock issuance are in accordance with ASC 718.  These issuances shall be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, or whichever is more readily determinable.On December 14, 2005, the company issued a total of 22,000,000 shares of $0.000455 par value common stock as founder's shares to Jasmin Bin Omar Jayaseelan, Jefferi Bin Omar Jayaseelan and Cheryl Lim Phaik Suan, all of whom were officers and directors of our company.  Mr. Jasmin Jayaseelan and Mr. Jefferi Jayaseelan received 8,800,000 shares each, and Ms. Lim received 4,400,000 shares.  The shares were issued in exchange for cash in the aggregate amount of $5,000. In August 2006, the company completed an offering of shares of common stock in accordance with an SB-2 registration statement declared effective by the Securities and Exchange Commission on May 4, 2006.  The company sold 26,400,000 shares of common stock, par value $0.001, at a price of $0.0227 per share to approximately 32 investors.  The aggregate offering price for the offering closed in August 2006 was $60,000, all of which was collected from the offering.

As of May31, 2011the Company had 48,400,000 shares of common stock issued and outstanding.

On May 23, 2010 the company received approval from FINRA for a forward split of common share of 22:1.  All share amounts have been retroactively adjusted for all periods presented

NOTE 11 - STOCKHOLDERS’ EQUITY

The stockholders’ equity section of the Company contains the following classes of capital stock as May 31, 2011: Common stock, $ $ 0.001 par value: 50,000,000 shares authorized; 48,400,000 shares issued and outstanding.

NOTE 12 - SUBSEQUENT EVENTS

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

Results of Operations

Our financial statements and information for the three months ended May 31, 2011 have been prepared by our Management on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  We generated no revenues during the three months ended May 31, 2011 and have incurred total net losses of $159,348 from inception to May 31, 2011.

Three months Ended May 31, 2011 compared to the Three months Ended May 31, 2010

We incurred net losses of $9,298, or $0.00 per share, for the three-month period ended May 31, 2011, as compared to net losses of $11,806, or $0.00 per share, for the three-month period ended May 31, 2010.  The decrease was mainly attributed to a decrease in office and general ($1,747 – 2011 compared to $7,148 – 2010).  Our other expenses for the three-month period ended May 31, 2011 consisted of professional fees ($7,076 - 2011 compared to $2,657 – 2010).

Liquidity and Capital Resources

At May 31, 2011, we had total assets of $4,697 which consisting of cash in bank and prepaid expenses.

Our accounts payable at May 31, 2011 were $12,681.  In addition, we have an outstanding loan payment due to an officer, director and shareholder of the Company in the amount of $46,971.  This loan balance is non-interest bearing, unsecured and has no fixed terms of repayment.  We also have notes payable in the amount of $39,393.

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

4

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our sole officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our sole officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2011.  Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses in our internal control over financial reporting identified in our Annual Report on Form 10-K for the year ended February 28, 2011, the sole officer concluded that our disclosure controls and procedures are ineffective.

Changes in internal controls

We have not yet implemented any of the recommended changes to internal control over financial reporting listed in our Annual Report on Form 10-K for the year ended February 28, 2011.  As such, there were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended May 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 4T.  Controls and Procedures.

Not applicable.

5

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

6

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAGNUM OIL INC.

Date July 20, 2011	By: /s/ Patrick DeBlois
Patrick DeBlois
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and Director

7