Form 10-Q
period 2011-08-31
MAGNUM OIL INC.
filed 2011-10-24
CIK 1355420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2011

o  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of October 21, 2011 the registrant had 48,400,000 shares of common stock outstanding.

MAGNUM OIL INC.

2

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

MAGNUM OIL INC.

(A Development Stage Company)

Unaudited

(Express in U.S. Dollars)

August 31, 2011

3

MAGNUM OIL, INC.
(Formerly PTM PUBLICATIONS INCORPORATED)
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	August 31, 2011	February 28, 2011
	Unaudited	Audited

ASSETS

CURRENT ASSETS
Cash	$730	$2,819
Prepaid Expenses	3,414	3,414
TOTAL ASSETS	$4,145	$6,233

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$15,284	$20,884
Note Payable	39,868	38,918
Loans from Related Party	63,971	31,481
TOTAL CURRENT LIABILITIES	$119,123	$91,283

STOCKHOLDERS' EQUITY ( DEFICIT )
Capital stock
Authorized
50,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
48,400,000 shares of common stock	$48,400	$48,400
Additional Paid in Capital	16,600	16,600
Deficit accumulated during the development stage	(179,978)	(150,050)
TOTAL STOCKHOLDER'S EQUITY/(DEFICIT)	$(114,978)	$(85,050)
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY/(DEFICIT)	$4,145	$6,233

The accompanying notes are an integral part of these financial statements

MAGNUM OIL, INC.
(Formerly PTM PUBLICATIONS INCORPORATED)
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited

					Cumulative results
	Three months	Three months	Six months	Six months	from inception
	ended	ended	ended	ended	(December 13, 2005) to
	August 31, 2011	August 31, 2010	August 31, 2011	August 31, 2010	August 31, 2011
EXPENSES

Office and general	$13,444	$6,089	$15,191	$14,252	$53,383
Professional Fees	6,711	20,469	13,787	25,126	56,201
Total Expenses	$20,155	$26,558	$28,978	$39,378	$109,584

Operating Loss	(20,155)	(26,558)	(28,978)	(39,378)	(109,584)

Other income (loss)
Interest Income (expense)	(475)	(500)	(950)	(301)	(2,185)
Foreign Currency transaction gain(loss)	-	-	-	(321)	(120)
Net Income (loss)	(475)	(500)	(950)	(622)	(2,304)
Net Loss from continued operations	(20,630)	(27,058)	(29,928)	(38,756)	(111,888)

Discontinued Business	-	-	-	-	(151,510)
Forgiveness of Debt	-	80,725	-	80,725	83,420
Total other (Expenditure) Income	-	80,725	-	80,725	(68,090)

NET PROFIT (LOSS)	$(20,630)	$53,687	$(29,928)	$41,969	$(179,978)

BASIC AND DILUTED LOSS PER COMMON SHARE - DISCONTINUED OPERATION
	$-	$-	$-	$-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

	$48,400,000	$48,400,000	48,400,000	48,400,000

The accompanying notes are an integral part of these financial statements

MAGNUM OIL, INC.
(Formerly PTM PUBLICATIONS INCORPORATED)
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
From inception (December 13, 2005) to August 31, 2011
Unaudited
				Deficit
	Common Stock			accumulated	Accumulated
			Additional	during the	Other
	Number of		Paid-in	development	Comprehensive
	shares	Amount	Capital	stage	Income(loss)	Total

Common stock issued for cash at $0.001
per share on December 14, 2005	22,000,000	$22,000	$(17,000)	$-	$-	$5,000

Net loss, February 28, 2006				(983)		(983)

Foreign currency translation adjustments					34	34
Balance, February 28, 2006	22,000,000	$22,000	$(17,000)	$(983)	$34	$4,051
Stock issued for cash during the quarter
August 31, 2006 @$0.0227 per share	26,400,000	26,400	33,600			60,000

Net loss, February 28, 2007				-		-

Foreign currency translation adjustments					2,683	2,683
Balance, February 28, 2007	48,400,000	$48,400	$16,600	$(983)	$2,717	$66,734

Net loss, February 28, 2008				(52,058)		(52,058)

Foreign currency translation adjustments					350	350
Balance, February 28, 2008	48,400,000	$48,400	$16,600	$(53,041)	$3,067	$15,026

Net loss, February 28, 2009				(75,309)		(75,309)

Foreign currency translation adjustments					5,988	5,988
Balance, February 28, 2009	48,400,000	$48,400	$16,600	$(128,350)	$9,055	$(54,295)

Net loss, February 28, 2010				(45,238)		(45,238)

Foreign currency translation adjustments					(6,360)	(6,360)
Balance, February 28, 2010	48,400,000	$48,400	$16,600	$(173,588)	$2,695	$(105,893)

Net loss, February 28, 2011				23,538		23,538

Foreign currency translation adjustments					(2,695)	(2,695)
Balance, February 28, 2011	48,400,000	$48,400	$16,600	$(150,050)	$-	$(85,050)

Net Loss, August 31, 2011				(29,928)		(29,928)

Balance, August 31, 2011	48,400,000	$48,400	$16,600	$(179,978)	$-	$(114,978)
The accompanying notes are an integral part of these financial statements

MAGNUM OIL, INC.
(Formerly PTM PUBLICATIONS INCORPORATED)
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
	Six months	Six months	December 13, 2005
	ended	ended	(date of inception) to
	August 31, 2011	August 31, 2010	August 31, 2011

OPERATING ACTIVITIES
Net loss	$(29,928)	$41,969	$(179,978)
Adjustment to reconcile net loss to net cash
used in operating activities
Depreciation	-	-	2,826
Loss on Disposition of Assets	-	-	4,608
Forgiveness		(80,725)	(80,725)
Increase in Prepaid Expenses	-	(2,680)	(3,413)
Foreign Transaction loss	-	(107)	696
Increase (decrease) in accrued expenses	(5,600)	817	18,285
Loan Payable - Related Party	33,440	44,484	100,837

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
	$(2,088)	$3,758	$(56,139)

INVESTING ACTIVITIES
Purchase of fixed assets	-	-	(11,468)
Disposition of fixed assets	-	-	3,337
NET CASH PROVIDED BY INVESTING ACTIVITIES
	$-	$-	$(8,131)
FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-	2,200
Additional paid-in capital	-	-	62,800
NET CASH PROVIDED BY FINANCING ACTIVITIES
	$-	$-	$65,000

NET INCREASE ( DECREASE) IN CASH	$(2,088)	$3,758	$730

CASH, BEGINNING OF PERIOD	$2,819	$2,255	$-

CASH, END OF PERIOD	$730	$54,301	$730

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

MAGNUM OIL, INC.

(A Development Stage Enterprise)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2011

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

NOTE 3 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has a working capital deficit of $114,978, an accumulated deficit of $179,978 and net loss from operations since inception of $179,978. The Company does not have a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.  The Company is funding its initial operations by way of issuing Founder’s shares.

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

NOTE 5 - WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common.

NOTE 6 - DIRECTOR'S FEES

Fees of $500 per month have been recorded for the remuneration of the director.

NOTE 7 - RELATED PARTY TRANSACTIONS

As of August 31, 2011, there is a total of $63,971 that has been forwarded by an officer of the Company; no specific repayment terms have been established.

NOTE 8 - INCOME TAXES

Deferred tax assets:                                                                                           August 31, 2011

Net operating loss carryforwards                                                                            $  179,978

Gross deferred tax assets                                                                                       $    62,992

Valuation allowance                                                                                               $  (62,992)

Net deferred tax assets                                                                                          $            0

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 9 - NET OPERATING LOSSES

As of August 31, 2011, the Company has a net operating loss carryforwards of approximately $179,978. Net operating loss carryforward expires twenty years from the date the loss was incurred.

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

On December 14, 2005, the company issued a total of 22,000,000 shares of $0.000455 par value common stock as founder's shares to Jasmin Bin Omar Jayaseelan, Jefferi Bin Omar Jayaseelan and Cheryl Lim Phaik Suan, all of whom are officers and directors of the company. Mr. Jasmin Jayaseelan and Mr. Jefferi Jayaseelan received 8,800,000 shares each, and Ms. Lim received 4,400,000 shares. The shares were issued in exchange for cash in the aggregate amount of $5,000.

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

As of August 31, 2011 the Company had 48,400,000 shares of common stock issued and outstanding.

On May 23, 2010 the company received approval from FINRA for a forward split of common share of 22:1. All share amounts have been retroactively adjusted for all periods presented.

NOTE 11 - STOCKHOLDERS’ EQUITY

The stockholders’ equity section of the Company contains the following classes of capital stock as August 31, 2011: Common stock, $ 0.001 par value: 50,000,000 shares authorized; 48,400,000 shares issued and outstanding. No preferred shares have been authorized or issued.

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

Our financial statements and information for the three and six months ended August 31, 2011 have been prepared by our Management on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  We generated no revenues during the three and six months ended August 31, 2011 and have incurred total net losses of $179,978 from inception to August 31, 2011.

Three months Ended August 31, 2011 compared to the Three months Ended August 31, 2010

We incurred net losses of $20,630, or $0.00 per share, for the three-month period ended August 31, 2011, as compared to net income of $53,687, or $0.00 per share, for the three-month period ended August 31, 2010.  The decrease was mainly attributed to reduced professional fees ($6,711 - 2011 compared to $20,469 - 2010, as well as debt forgiveness of $80,725.  Our other expenses for the three-month period ended August 31, 2011 consisted of office and general of $13,444 ($6,089 - 2010).

Six months Ended August 31, 2011 compared to the Six months Ended August 31, 2010

We incurred net losses of $29,928, or $0.00 per share, for the six-month period ended August 31, 2011, as compared to net income of $41,969, or $0.00 per share, for the six-month period ended August 31, 2010.  The decrease was mainly attributed to reduced professional fees ($13,727 - 2011 compared to $25,126 - 2010, as well as debt forgiveness of $80,725. Our other expenses for the six-month period ended August 31, 2011 consisted of office and general fees in the amount of $15,191 ($14,252 - 2010).

Liquidity and Capital Resources

At August 31, 2011, we had total assets of $4,145 consisting of cash in the bank in the amount of $730 and prepaid expenses of $3,414.

Our accounts payable and accrued liabilities at August 31, 2011 were $119,123, which include outstanding loans from related parties in the amount of $63,971.  This loan balance is non-interest bearing, unsecured and has no fixed terms of repayment.

There are currently no options, warrants, rights or other securities conversion rights issued and/or outstanding.

4

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our sole officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our sole officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2011.  Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses in our internal control over financial reporting identified in our Annual Report on Form 10-K for the year ended February 28, 2011, the sole officer concluded that our disclosure controls and procedures are ineffective.

Changes in internal controls

We have not yet implemented any of the recommended changes to internal control over financial reporting listed in our Annual Report on Form 10-K for the year ended February 28, 2011.  As such, there were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended August 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

MAGNUM OIL INC.

By: /s/ Patrick DeBlois
Date: October 24, 2011	Patrick DeBlois
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and Director

6