Form 10-Q
period 2011-11-30
MAGNUM OIL INC.
filed 2012-01-13
CIK 1355420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2011

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of January 12, 2011 the registrant had 48,400,000 shares of common stock outstanding.

MAGNUM OIL INC.

1

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

2

MAGNUM OIL INC.

(formerly PTM PUBLICATIONS INCORPORATED)

(A Development Stage Company)

Unaudited

(Express in U.S. Dollars)

November 30, 2011

3

MAGNUM OIL, INC.
(Formerly PTM PUBLICATIONS INCORPORATED)
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	November 30, 2011	February 28, 2011
	Unaudited	Audited

ASSETS

CURRENT ASSETS
Cash	$9,464	$2,819
Prepaid Expenses	7,161	3,414
TOTAL ASSETS	$16,625	$6,233

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$13,923	$20,884
Note Payable	40,338	38,918
Loans from Related Party	90,431	31,481
TOTAL CURRENT LIABILITIES	$144,692	$91,283

STOCKHOLDERS' EQUITY ( DEFICIT )
Capital stock
Authorized
50,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
48,400,000 shares of common stock	$48,400	$48,400
Additional Paid in Capital	16,600	16,600
Deficit accumulated during the development stage	(193,067)	(150,050)
TOTAL STOCKHOLDER'S EQUITY/(DEFICIT)	$(128,067)	$(85,050)
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY/(DEFICIT)	$16,625	$6,233

The accompanying notes are an integral part of these financial statements

MAGNUM OIL, INC.
(Formerly PTM PUBLICATIONS INCORPORATED)
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited

					Inception date
	Three months	Three months	Nine months	Nine months	(December 13, 2005)
	ended	ended	ended	ended	to
	November 30, 2011	November 30, 2010	November 30, 2011	November 30, 2010	November 30, 2011
EXPENSES

Office and general	$3,650	$1,832	$18,841	$14,962	$57,033
Professional Fees	8,970	9,702	22,757	34,828	65,171
Total Expenses	$12,620	$11,534	$41,598	$49,790	$122,203

Operating Loss	(12,620)	(11,534)	(41,598)	(49,790)	(122,203)

Other income (loss)
Interest Income (expense)	(470)	(470)	(1,420)	(770)	(2,655)
Foreign Currency transaction gain(loss)	-	-	-	(321)	(120)
Net Income (loss)	(470)	(470)	(1,420)	(1,091)	(2,774)
Net Loss from continued operations	(13,089)	(12,004)	(43,017)	(50,882)	(124,977)

Discontinued Business	-	-	-	-	(151,510)
Forgiveness of Debt	-	-	-	80,725	83,420
Total other (Expenditure) Income	-	-	-	80,725	(68,090)

NET PROFIT (LOSS)	$(13,089)	$(12,004)	$(43,017)	$29,843	$(193,067)

BASIC AND DILUTED LOSS PER COMMON SHARE - DISCONTINUED OPERATION
	$-	$-	$-	$-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

	$48,400,000	$48,400,000	48,400,000	48,400,000

The accompanying notes are an integral part of these financial statements

MAGNUM OIL, INC.

(Formerly PTM PUBLICATIONS INCORPORATED)
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
From inception (December 13, 2005) to November 30, 2011
Unaudited
				Deficit
	Common Stock			accumulated	Accumulated
			Additional	during the	Other
	Number of		Paid-in	development	Comprehensive
	shares	Amount	Capital	stage	Income(loss)	Total

Common stock issued for cash at $0.001
per share on December 14, 2005	22,000,000	$22,000	$(17,000)	$-	$-	$5,000

Net loss, February 28, 2006				(983)		(983)

Foreign currency translation adjustments					34	34
Balance, February 28, 2006	22,000,000	$22,000	$(17,000)	$(983)	$34	$4,051
Stock issued for cash during the quarter
August 31, 2006 @$0.0227 per share	26,400,000	26,400	33,600			60,000

Net loss, February 28, 2007				-		-

Foreign currency translation adjustments					2,683	2,683
Balance, February 28, 2007	48,400,000	$48,400	$16,600	$(983)	$2,717	$66,734

Net loss, February 28, 2008				(52,058)		(52,058)

Foreign currency translation adjustments					350	350
Balance, February 28, 2008	48,400,000	$48,400	$16,600	$(53,041)	$3,067	$15,026

Net loss, February 28, 2009				(75,309)		(75,309)

Foreign currency translation adjustments					5,988	5,988
Balance, February 28, 2009	48,400,000	$48,400	$16,600	$(128,350)	$9,055	$(54,295)

Net loss, February 28, 2010				(45,238)		(45,238)

Foreign currency translation adjustments					(6,360)	(6,360)
Balance, February 28, 2010	48,400,000	$48,400	$16,600	$(173,588)	$2,695	$(105,893)

Net loss, February 28, 2011				23,538		23,538

Foreign currency translation adjustments					(2,695)	(2,695)
Balance, February 28, 2011	48,400,000	$48,400	$16,600	$(150,050)	$-	$(85,050)

Net Loss, November 30, 2011				(43,017)		(43,017)

Balance, November 30, 2011	48,400,000	$48,400	$16,600	$(193,067)	$-	$(128,067)
The accompanying notes are an integral part of these financial statements

MAGNUM OIL, INC.
(Formerly PTM PUBLICATIONS INCORPORATED)
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
	Nine months	Nine months	December 13, 2005
	ended	ended	(date of inception) to
	November 30, 2011	November 30, 2010	November 30, 2011

OPERATING ACTIVITIES
Net loss	$(43,017)	$29,843	$(193,067)
Adjustment to reconcile net loss to net cash
used in operating activities
Depreciation	-	-	2,826
Loss on Disposition of Assets	-	-	4,608
Increase in Prepaid Expenses	(3,746)	(4,187)	(7,160)
Foreign Transaction loss	-	-	696
Increase (decrease) in accrued expenses	(6,961)	(73,340)	16,924
Loan Payable - Related Party	60,370	44,954	127,768

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
	$6,645	$(2,730)	$(47,405)

INVESTING ACTIVITIES
Purchase of fixed assets	-	-	(11,468)
Disposition of fixed assets	-	-	3,337
NET CASH PROVIDED BY INVESTING ACTIVITIES
	$-	$-	$(8,131)
FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-	2,200
Additional paid-in capital	-	-	62,800
NET CASH PROVIDED BY FINANCING ACTIVITIES
	$-	$-	$65,000

NET INCREASE ( DECREASE) IN CASH	$6,645	$(2,730)	$9,464

CASH, BEGINNING OF PERIOD	$2,819	$2,255	$-

CASH, END OF PERIOD	$9,464	$(475)	$9,464

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

MAGNUM OIL, INC.

(A Development Stage Enterprise)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2011

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Magnum Oil, Inc. (Formerly PTM Publications Incorporated) (the “Company”) was incorporated under the laws of the State of Nevada on December 13, 2005.  The Company is in the development stage.  Its activities to date have included capital formation, organization and development of its business plan.  The Company has commenced operations.  On July 15, 2011 the company changed its name to Magnum Oil Inc.

The Company operated through its lone subsidiary: PTM Publications Sdn Bhd, a Malaysian Corporation.

The Company decided to cease the operation of subsidiary in January 2011.

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

MAGNUM OIL, INC.

(A Development Stage Enterprise)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2011

NOTE 3 - GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has a working capital deficit of $128,067, an accumulated deficit of $193,067 and net loss from operations since inception of $193,067. The Company does not have a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.  The Company is funding its initial operations by way of issuing Founder’s shares.

The officers and directors have committed to advancing certain operating costs of the Company, including Legal, Audit, Transfer Agency and Edgarizing costs.

NOTE 4 – FAIR VALUE OF FINANCIAL INSTRUMENTS

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

NOTE 6 – DIRECTOR’S FEES

Fees of $500 per month have been recorded for the remuneration of the director.

NOTE 7 - RELATED PARTY TRANSACTIONS

As of November 30, 2011, there is a total of $90,431 that has been forwarded by an officer of the Company; no specific repayment terms have been established.

NOTE 8 - INCOME TAXES

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as of November 30, 2011 are as follows:

Deferred tax assets: November 30, 2011
Net operating loss carryforwards $ 193,0677
Gross deferred tax assets $ 67,573
Valuation allowance $ (67,573)
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

MAGNUM OIL, INC.

(A Development Stage Enterprise)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2011

NOTE 9 - NET OPERATING LOSSES

As of November 30, 2011, the Company has a net operating loss carryforwards of approximately $193,067 Net operating loss carryforward expires twenty years from the date the loss was incurred.

NOTE 10 – STOCK TRANSACTIONS

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

As of November 30, 2011 the Company had 48,400,000 shares of common stock issued and outstanding.

On May 23, 2010 the company received approval from FINRA for a forward split of common share of 22:1.  All share amounts have been retroactively adjusted for all periods presented.

NOTE 11 - STOCKHOLDERS’ EQUITY

The stockholders’ equity section of the Company contains the following classes of capital stock as of November 30, 2011: Common stock, $ 0.001 par value: 50,000,000 shares authorized; 48,400,000 shares issued and outstanding.

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

Results of Operations

Our financial statements and information for the three and nine months ended November 30, 2011 have been prepared by our Management on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  We generated no revenues during the three and nine months ended November 30, 2011 and have incurred total net losses of $193,067 from inception to November 30, 2011.

Three months Ended November 30, 2011 compared to the Three months Ended November 30, 2010

We incurred net losses of $13,089, or $0.00 per share, for the three-month period ended November 30, 2011, as compared to net losses of $12,004, or $0.00 per share, for the three-month period ended November 30, 2010.  The slight increase was mainly attributed to a slight increases in office and general expenses ($3,650 - 2011 compared to $1,832 - 2010.  Our other expenses for the three-month period ended November 30, 2011 consisted of professional fees in the amount of $8,970 ($9,702 - 2010).

Nine months Ended November 30, 2011 compared to the Nine months Ended November 30, 2010

We incurred a net loss of $43,017, or $0.00 per share, for the nine-month period ended November 30, 2011, as compared to net income of $29,843, or $0.00 per share, for the nine-month period ended November 30, 2010.  The income earned in 2010 we earned was attributed to forgiveness of debt in the amount of $80,725.  Our total expenses decreased from $49,790 in 2010 to $41,598 in 2011.  This was mainly due to decreased professional fees ($22,757 - 2011 compared to $34,828 - 2010.  Our other expenses for the nine-month period ended November 30, 2011 consisted of office and general expenses of $18,841 ($14,962 – 2010).

Liquidity and Capital Resources

At November 30, 2011, we had total assets of $16,625 consisting of cash and prepaid expenses.

Our accounts payable at November 30, 2011 were $13,923.  In addition, we have outstanding notes payable in the amount of $40,338 and loans from a related party of $90,431.  This loan balance is non-interest bearing, unsecured and has no fixed terms of repayment.  We also have a few other loans with investors which bear simple interest of 5% per year and are due one year from the date of the loans.

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

4

Item 3.  Quantitative And Qualitative Disclosures Of Market Risk

We are a non-accelerated filer and a smaller reporting company, as defined in Rule 12b-2 of the of the Securities Exchange Act of 1934, and as such, are not required to provide the information under this item.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our sole officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our sole officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2011.  Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses in our internal control over financial reporting identified in our Annual Report on Form 10-K for the year ended February 28, 2011, the sole officer concluded that our disclosure controls and procedures are ineffective.

Changes in internal controls

We have not yet implemented any of the recommended changes to internal control over financial reporting listed in our Annual Report on Form 10-K for the year ended February 28, 2011.  As such, there were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended November 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 4T.  Controls and Procedures.

Not applicable.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

Not applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

5

Item 6.  Exhibits

Exhibit No.
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

MAGNUM OIL INC.

By: /s/ Patrick DeBlois
Date: January 13, 2012	Patrick DeBlois
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and Director

6