Form 10-K
period 2012-02-29
USA Graphite Inc.
filed 2012-06-13
CIK 1355420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended	February 29, 2012
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	[ ] to [ ]
Commission file number	000-52044

USA GRAPHITE INC.
(Exact name of registrant as specified in its charter)

Nevada	26-2940624
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

848 N. Rainbow Blvd., #3550, Las Vegas, Nevada	89107
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code:	(603) 525-3380

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
Not Applicable	Not Applicable

Securities registered pursuant to Section 12(g) of the Act:

Common Stock
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act.
Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act
Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter)  is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The aggregate market value of Common Stock held by non-affiliates of the Registrant on August 31, 2011 was $27,720,000 based on a $1.05 average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.
169,400,000 common shares as of June 13, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

None.

2

USA GRAPHITE INC.

PART I

Item 1.

Business

Corporate Overview

Our company was incorporated in the State of Nevada on December 13, 2005 under the name PTM Publications Incorporated.  We were formed to engage in the magazine publishing business in Malaysia.  In January of 2010, our management has decided to abandon the company’s business in search of other opportunities.

On June 17, 2010, our company filed Articles of Merger with the Nevada Secretary of State to change the name of our company to “Magnum Oil Inc.” to be effected by way of a merger with its wholly-owned subsidiary Magnum Oil Inc, which was created solely for the name change.

On April 11, 2012, our company filed Articles of Merger with the Nevada Secretary of State to change the name of our company to “USA Graphite Inc.”, to be effected by way of a merger with its wholly-owned subsidiary USA Graphite Inc., which was created solely for the name change.  We changed our name to reflect our anticipated change in business focus.  Our management has not yet identified a new business opportunity and until they do, we will continue with our previous business plan.

Also on April 11, 2012, our company filed a Certificate of Change with the Nevada Secretary of State to give effect to a forward split of our company’s authorized and issued and outstanding shares of common stock on a 3.5 new for 1 old basis and, consequently, our company’s authorized capital increased from 50,000,000 to 175,000,000 shares of common stock and our issued and outstanding shares of common stock increased from 48,400,000 to 169,400,000 shares of common stock, all with a par value of $0.001.

These amendments became effective on April 17, 2012 upon approval from the Financial Industry Regulatory Authority (“FINRA”).

The forward split and name change became effective with the Over-the-Counter Bulletin Board at the opening of trading on April 17, 2012 under the symbol “MGNI”.  A new symbol will be issued by FINRA after 30 business days to reflect our company’s new name.  We will announce the new symbol provided by FINRA by filing a Current Report on Form 8-K.  Our new CUSIP number is 90290L103.

Our Current Business

Our management has decided to focus our business on acquiring or merging with one or more operating businesses.  Our efforts to identify a target business are not limited to any particular industry.  As of February 29, 2012, we have not yet identified a potential merger or acquisition target.  There can be no assurance that our management will be successful in negotiating the merger or acquisition of this target business and as such we continue to search for opportunities for other mergers or acquisitions.

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

Established Company With Positive Cash Flow

We intend to acquire an established company with a history of positive cash earnings before interest, taxes, depreciation and amortization.  We do not intend to acquire a start-up company, a company with speculative business plans or a company that we believe has significant risk attached to it.

Strong Competitive Position in Industry

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

Experienced Management Team

We will seek to acquire a business that has an experienced management team with a proven track record for delivering growth and profits.  We believe that the operating expertise of our management team will complement, not replace, the target business’ management team.

Diversified Customer and Supplier Base

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

Effecting a Business Combination

We Have Not Identified a Target Business

As of February 29, 2012, we have not selected a specific target on which to concentrate our efforts for a business combination.  Our management has not had any preliminary contact or discussions on our behalf with representatives of any prospective target business regarding the possibility of a potential merger, capital stock exchange, asset acquisition or other strategic transaction with us.  In addition, our management has not yet taken any measure, directly or indirectly, to locate a target business.  There has been no due diligence, investigation, discussions, negotiations and/or other similar activities undertaken, directly or indirectly, by us, our management or by any third party, with respect to an ongoing proposed business combination.

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

We are not required to obtain an opinion from an unaffiliated third party regarding the fair market value of a target business we select at the time of any transaction.  We are also not required to obtain an opinion from an unaffiliated third party indicating that the price we plan to pay is fair to our stockholders from a financial perspective unless the target is affiliated with our officers, directors, special advisors, existing stockholders or their affiliates.  However, because Patrick DeBlois and Eden Clark, our officers and sole director, have no experience in evaluating business combinations for blank check companies like ours, their judgment may not meet the criteria that independent investment banking firms or other similar blank check companies usually use.

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

Research and Development

We have not spent any amounts on research and development activities during the year ended February 29, 2012.  We anticipate that we will not incur any expenses on research and development over the next 12 months.  Our planned expenditures on our operations or a business combination are summarized under the section of this annual report entitled “Management’s Discussion and Analysis of Financial Position and Results of Operations”.

Employees and Employment Agreements

At present, we have no employees other than our officers and sole director.  Patrick DeBlois currently devotes 7-10 hours a week to our business and Eden Clark currently devotes 3-5 hours a week to our business.  We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt such plans in the future.  There are presently no personal benefits available to any officers, directors or employees.

Item 1A.

Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 1B.

Unresolved Staff Comments

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2.

Properties

We do not currently own any property or real estate of any kind.  Our business offices are located at 848 N. Rainbow Blvd. #3550, Las Vegas, Nevada 89107.

Item 3.

Legal Proceedings

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation.  There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

Item 4.

Mine Safety Disclosures

Not applicable.

PART II

Item 5.

Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock quoted on the OTC Bulletin Board under the Symbol “USGT”.  Our common stock was listed for quotation on May 15, 2007.

The following table reflects the high and low bid information for our common stock obtained from Stockwatch and reflects inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTC Bulletin Board
Quarter Ended	High	Low
February 29, 2012	$1.24	$1.08
November 30, 2011	$1.06	$1.05
August 31, 2011	$1.05	$1.05
May 31, 2011	$1.05	$0.90
February 28, 2011	$0.91	$0.88
November 30, 2010	$0.95	$0.80
August 31, 2010	$0.90	$0.90
May 31, 2010	Nil (1)	Nil (1)

(1)

Our common stock was listed for quotation on May 15, 2007.  Our company was trading until January 31, 2003 and then no further trading occurred until August 6, 2010.

Number of Holders

As of May 22, 2012, the 169,400,000 issued and outstanding shares of common stock were held by a total of 8 shareholders of record.

Our common shares are issued in registered form.  Holladay Stock Transfer, 2939 N 67th Pl # C, Scottsdale, AZ 85251-6015, (telephone number (480) 481-3940) is the registrar and transfer agent for our common shares.

Dividend Policy

We have not paid any cash dividends on our common stock since inception and presently anticipate that all earnings, if any, will be retained for development of our business and that no dividends on our common stock will be declared in the foreseeable future.  Any future dividends will be subject to the discretion of our Board of Directors and will depend upon, among other things, future earnings, operating and financial condition, capital requirements, general business conditions and other pertinent facts.  Therefore, there can be no assurance that any dividends on our common stock will be paid in the future.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Other than as disclosed below, we did not sell any equity securities which were not registered under the Securities Act during the year ended February 29, 2012 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended February 29, 2012.

Equity Compensation Plan Information

We do not have in effect any compensation plans under which our equity securities are authorized for issuance and we do not have any outstanding stock options.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended February 29, 2012.

Item 6.

Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

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

Our auditors’ reports contain a statement that our net loss and limited working capital raise substantial doubt about our ability to continue as a going concern.  Our independent registered public accountants have stated in their report, included in Item 3 to our financial statements that our significant operating losses and working capital deficit raise substantial doubt about our ability to continue as a going concern.  We had net losses of $54,722 and $59,882, from continuing operation respectively, for the fiscal years ended February 29, 2012 and February 28, 2011.  We will be required to raise substantial capital to fund our capital expenditures, working capital, and other cash requirements since our current cash assets are exhausted and revenues are not yet sufficient to sustain our operations.  We will need to seek other financing to complete our business plans. The successful outcome of future financing activities cannot be determined at this time and there are no assurances that, if achieved, we will have sufficient funds to execute our intended business plan or generate positive operational results.

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

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the next twelve months.

Personnel Plan

We do not expect any material changes in the number of employees over the next 12 month period (although we may enter into employment or consulting agreements with our officers or directors).  We do and will continue to outsource contract employment as needed.

Results of Operations

For the Years Ended February 29, 2012 and February 28, 2011

		Year Ended
		February 29, 2012		February 28, 2011
Revenue	$	Nil	$	Nil
Operating expenses		$52,833		$58,527
Interest expense (income)		$1,889		$1,235
Foreign currency transaction loss (gain)	$	Nil		$120
Net Loss		$(54,722)		$(59,882)

Expenses

Our operating expenses for our years ended February 29, 2012 and February 28, 2011 are outlined in the table below:

	Year Ended
	February 29, 2012	February 28, 2011
Office and General	$22,031	$16,113
Professional fees	$30,802	$39,414

Liquidity and Financial Condition

Working Capital
	At	At
	February 29,	February 28,
	2012	2011
Current Assets	$8,847	$6,233
Current Liabilities	$148,619	$91,283
Working Capital (Deficit)	$(139,772)	$(85,050)

Cash Flows
		Year Ended		Year Ended
		February 29,		February 28,
		2012		2011
Net Cash Provided by (Used In) Operating Activities		$(62,223)		$(52,854)
Net Cash Provided by (Used In) Investing Activities	$	Nil	$	Nil
Net Cash Provided by (Used In) Financing Activities		$62,339		$53,418
Increase (Decrease) in Cash During the Period		$116		$564

We did not generate any revenues for the fiscal year ended February 29, 2012 or February 28, 2011.  We incurred operating expenses of $52,833 and $58,527, respectively, for fiscal years ended February 29, 2012 and February 28, 2011.  The expenses for the fiscal year ended February 28, 2012 consisted of professional fees in the amount of $30,802 (2011 - $39,414; cumulative - $73,216) and office and general fees of $22,031 (2011 - $19,114; cumulative - $60,222).

Our comprehensive net income for the fiscal year ended February 29, 2012, adjusted for foreign currency translation adjustment, was $(54,722 or $0.00 per share, compared to $22,538, or $0.00 per share for the fiscal year ended February 28, 2011.  We do not currently have sufficient capital to fund our estimated expenditures for the fiscal year and intend to fund the expenditures through equity and/or debt financing.  There can be no assurance that financing will be available to us on acceptable terms, if at all.

Liquidity and Capital Resources

At February 29, 2012, we had $2,935 in cash in the bank and prepaid expenses of $5,912.

Our accounts payable and accrued liabilities at February 29, 2012 was $15,880, we had a note payable in the amount of $40,808 at February 29, 2012 and loans from related party of $91,931 at February 29, 2012.

Our stockholders' deficit was $139,772 at February 29, 2012, as compared to $85,050 at February 28, 2011.

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

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with the accounting principles generally accepted in the United States of America.  Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses.  These estimates and assumptions are affected by management’s application of accounting policies.  We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financial statements.

Basis of Accounting

Our company’s financial statements are prepared using the accrual method of accounting.  The Company has elected a February year-end.

Cash Equivalents

Our company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

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

Stock-Based Compensation

Our company records stock-based compensation in accordance with ASC 718, Compensation – Stock Based Compensation, using the fair value method.  All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued.

Recently Issued Accounting Pronouncements

Our company has evaluated all the recent accounting pronouncements and believes that none of them will have a material effect on the company’s financial statement.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8.

Financial Statements and Supplementary Data

PLS CPA, A Professional Corp. t4725 MERCURY STREET SUITE 210 tSAN DIEGO tCALIFORNIA 92111 t tTELEPHONE (858)722-5953 tFAX (858) 761-0341 tFAX (858) 764-5480 tE-MAIL changgpark@gmail.comt

 Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

USA Graphite, Inc.

(Formerly Magnum Oil, Inc.)

We have audited the accompanyingconsolidatedbalance sheets of USA Graphite, Inc. (formerly Magnum Oil, Inc.)and subsidiary(the “Company”) as of February 29, 2012and 2011and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for the years then ended and for the period from December 13, 2005(inception) through February 29, 2012. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of USA Graphite, Inc. (formerly Magnum Oil, Inc.) and subsidiaryas of February 29, 2012 and 2011, and the result of its operationsand its cash flows for the yearsthen endedand for the period from December 13, 2005(inception) through February 29, 2012 in conformity with U.S. generally accepted accounting principles.

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

/s/PLS CPA

_________________________

PLS CPA, A Professional Corp.

June 13, 2012

San Diego, CA. 92111

USA GRAPHITE INC.
(Formerly MAGNUM OIL, INC.)
(A Development Stage Company)
CONSOLIDATED FINANCIAL STATEMENTS

February 29, 2012

Audited

CONSOLIDATED BALANCE SHEETS

CONSOLIDATED STATEMENTS OF OPERATIONS

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO FINANCIAL STATEMENTS

USA GRAPHITE INC.
(Formerly MAGNUM OIL, INC.)
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	February 29, 2012	February 28, 2011
	Audited	Audited

ASSETS

CURRENT ASSETS
Cash	$2,935	$2,819
Prepaid Expenses	5,912	3,414
TOTAL ASSETS	$8,847	$6,233

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$15,880	$20,884
Note Payable	40,808	38,918
Loans from Related Party	91,931	31,481
TOTAL CURRENT LIABILITIES	$148,619	$91,283

STOCKHOLDERS' EQUITY ( DEFICIT )
Capital stock
Authorized
175,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
169,400,000 shares of common stock	$169,400	$169,400
Additional Paid in Capital	(104,400)	(104,400)
Deficit accumulated during the development stage	(204,772)	(150,050)
TOTAL STOCKHOLDER'S EQUITY/(DEFICIT)	$(139,772)	$(85,050)
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY/(DEFICIT)	$8,847	$6,233

The accompanying notes are an integral part of these financial statements

USA GRAPHITE INC.
(Formerly MAGNUM OIL, INC.)
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
Audited

			Inception date
	Year	Year	(December 13, 2005)
	ended	ended	to
	February 29, 2012	February 28, 2011	February 29, 2012
EXPENSES

Office and general	$22,031	$19,114	$60,222
Professional Fees	30,802	39,414	73,216
Total Expenses	$52,833	$58,528	$133,438

Operating Loss	(52,833)	(58,528)	(131,938)

Other income (loss)
Interest Income (expense)	(1,889)	(1,235)	(3,124)
Foreign Currency transaction gain(loss)	-	(120)	(120)
Net Income (loss)	(1,889)	(1,355)	(3,244)
Net Loss from continued operations	(54,722)	(59,882)	(136,682)

Discontinued Business	-	-	(151,510)
Forgiveness of Debt	-	83,420	83,420
Total other (Expenditure) Income	-	83,420	(68,090)

NET PROFIT (LOSS)	$(54,722)	$23,538	$(204,772)

BASIC AND DILUTED LOSS PER COMMON SHARE - DISCONTINUED OPERATION
	$-	$-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

	48,400,000	48,400,000

The accompanying notes are an integral part of these financial statements

USA GRAPHITE INC.
(Formerly MAGNUM OIL, INC.)
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
From inception (December 13, 2005) to February 29, 2012
Audited
				Deficit
	Common Stock			accumulated	Accumulated
			Additional	during the	Other
	Number of		Paid-in	development	Comprehensive
	shares	Amount	Capital	stage	Income(loss)	Total

Common stock issued for cash at $0.000065
per share on December 14, 2005	77,000,000	$77,000	$(72,000)	$-	$-	$5,000

Net loss, February 28, 2006				(983)		(983)

Foreign currency translation adjustments					34	34
Balance, February 28, 2006	77,000,000	$77,000	$(72,000)	$(983)	$34	$4,051
Stock issued for cash during the quarter
August 31, 2006 @$0.00065 per share	92,400,000	92,400	(32,400)			60,000

Net loss, February 28, 2007				-		-

Foreign currency translation adjustments					2,683	2,683
Balance, February 28, 2007	169,400,000	$169,400	$(104,400)	$(983)	$2,717	$66,734

Net loss, February 28, 2008				(52,058)		(52,058)

Foreign currency translation adjustments					350	350
Balance, February 28, 2008	169,400,000	$169,400	$(104,400)	$(53,041)	$3,067	$15,026

Net loss, February 28, 2009				(75,309)		(75,309)

Foreign currency translation adjustments					5,988	5,988
Balance, February 28, 2009	169,400,000	$169,400	$(104,400)	$(128,350)	$9,055	$(54,295)

Net loss, February 28, 2010				(45,238)		(45,238)

Foreign currency translation adjustments					(6,360)	(6,360)
Balance, February 28, 2010	169,400,000	$169,400	$(104,400)	$(173,588)	$2,695	$(105,893)

Net loss, February 28, 2011				23,538		23,538

Foreign currency translation adjustments					(2,695)	(2,695)
Balance, February 28, 2011	169,400,000	$169,400	$(104,400)	$(150,050)	$-	$(85,050)

Net Loss, February 29, 2012				(54,722)		(54,722)

Balance, February 29, 2012	169,400,000	$169,400	$16,600	$(204,772)	$-	$(139,772)
The accompanying notes are an integral part of these financial statements

USA GRAPHITE INC.
(Formerly MAGNUM OIL, INC.)
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
Audited
	Year	Year	December 13, 2005
	ended	ended	(date of inception) to
	February 29, 2012	February 28, 2011	February 29, 2012

OPERATING ACTIVITIES
Net loss	$(54,722)	$23,538	$(204,772)
Adjustment to reconcile net loss to net cash
used in operating activities
Forgiveness of debt	-	(83,420)	(83,420)
Depreciation	-	-	2,826
Loss on Disposition of Assets	-	-	4,608
Increase in Prepaid Expenses	(2,498)	(3,414)	(5,912)
Foreign Transaction loss	-	-	696
Increase (decrease) in accrued expenses	(5,003)	10,442	99,302

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
	$(62,223)	$(52,854)	$(186,672)

INVESTING ACTIVITIES
Purchase of fixed assets	-	-	(11,468)
Disposition of fixed assets	-	-	3,337
NET CASH PROVIDED BY INVESTING ACTIVITIES
	$-	$-	$(8,131)
FINANCING ACTIVITIES
Loan Payable - Related Party	60,450	14,500	91,931
Note Payable	1,889	38,918	40,808
Proceeds from sale of common stock	-	-	2,200
Additional paid-in capital	-	-	62,800
NET CASH PROVIDED BY FINANCING ACTIVITIES
	$62,339	$53,418	$197,738

NET INCREASE ( DECREASE) IN CASH	$116	$564	$2,935

CASH, BEGINNING OF PERIOD	$2,819	$2,255	$-

CASH, END OF PERIOD	$2,935	$2,819	$2,935

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

USA GRAPHITE INC.
(A Development Stage Enterprise)
NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

February 29, 2012

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

USA GRAPHITE INC. (Formerly MAGNUM OIL, INC.)  (the “Company”) was incorporated under the laws of the State of Nevada on December 13, 2005.  The Company is in the development stage.  Its activities to date have included capital formation, organization and development of its business plan.  The Company has commenced operations.  On July 15, 2010 the company changed its name to Magnum Oil Inc.  The Company changed the name from MAGNUM OIL, INC. to USA GRAPHITE, INC. on April 11, 2012.

The Company operated through its lone subsidiary: PTM Publications Sdn Bhd, a Malaysian Corporation.
The Company decided to cease the operation of subsidiary in January 2010.
USA GRAPHITE INC. (the parent company) is now a holding company

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

NOTE 3 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  Currently, the Company has a working capital deficit of $139,772, an accumulated deficit of $204,772 and net loss from operations since inception of $204,772.  The Company does not have a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern.  The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.

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

NOTE 5 - NOTE PAYABLE

As of February 29, 2012, there is a Note Payable of $40,808 at 5% interest which is repayable on June 7, 2011.As of February 29, 2012, it is not paid and overdue. The Company accrued interest payable at 5% interest.

NOTE 6 - DIRECTOR'S FEES

Fees of $500 per month have been recorded for the remuneration of the director.  Total fees for the remuneration of the director are $6,000 for the year ended February 29, 2012) ($6,000 for the year ended February 28, 2011)

NOTE 7 - RELATED PARTY TRANSACTIONS
As of February 29, 2012, there is a total of $91,931 ($31,481 as of February 28, 2011) that has been forwarded by an officer of the Company; no specific repayment terms have been established.

NOTE 8 - INCOME TAXES

We did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because we have experienced operating losses since inception.  Accounting for Uncertainty in Income Taxes when it is more likely than not that a tax asset cannot be realized through future income the Company must allow for this future tax benefit.  We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carry forwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carry forward period.

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as of are as follows:
February 29, 2012
Net operating loss carryforwards $ 204,772
Gross deferred tax assets $ 71,670
Valuation allowance $ (71,670)
Net deferred tax assets $ 0

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income.  As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 9 - NET OPERATING LOSSES
As of February 29, 2012, the Company has a net operating loss carryforwards of approximately $204,772 Net operating loss carryforward expires twenty years from the date the loss was incurred.

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

On December 14, 2005, the company issued a total of 77,000,000 shares of $0.000065 par value common stock as founder's shares to Jasmin Bin Omar Jayaseelan, Jefferi Bin Omar Jayaseelan and Cheryl Lim Phaik Suan, all of whom are officers and directors of the company.  Mr. Jasmin Jayaseelan and Mr. Jefferi Jayaseelan received 30800,000 shares each, and Ms. Lim received 15,400,000 shares.  The shares were issued in exchange for cash in the aggregate amount of $5,000.

In August 2006, the company completed an offering of shares of common stock in accordance with an SB-2 registration statement declared effective by the Securities and Exchange Commission on May 4, 2006.  The company sold 92,400,000 shares of common stock, par value $0.001, at a price of $0.00065 per share to approximately 32 investors.  The aggregate offering price for the offering closed in August 2006 was $60,000, all of which was collected from the offering.

As of February 29, 2012 the Company had 169,400,000 shares of common stock issued and outstanding.

On May 23, 2010 the company received approval from FINRA for a forward split of common share of 22:1.

On April 17, 2012 the company received approval from FINRA for a forward split of common share of 3.5:1.  All share amounts have been retroactively adjusted for all periods presented.

NOTE 11 - STOCKHOLDERS’ EQUITY

The stockholders’ equity section of the Company contains the following classes of capital stock as February 29, 2012:

Common stock, $ 0.001 par value: 175,000,000 shares authorized; 169,400,000 shares issued and outstanding.

No preferred shares have been authorized or issued.

NOTE 12 - SUBSEQUENT EVENTS

In accordance with ASC 855, Subsequent Events, the Company has evaluated subsequent events through the date of issuance of the unaudited consolidated financial statements.  During this period, the Company did not have any material recognizable subsequent events.

On April 17, 2012 the company received approval from FINRA for a forward split of common share of 3.5:1 as well as a name change to USA Graphite Inc.

Item 9.

Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There were no disagreements with our accountants related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and subsequent interim periods.

Item 9A.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures.  The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States.  Our management, including our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting as of February 29, 2012.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  Our management, including our chief executive officer and chief financial officer, has concluded that, as of February 29, 2012, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles.  Our management reviewed the results of their assessment with our board of directors.

This annual report does not include an attestation report of our company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit our company to provide only management’s report in this annual report.

Inherent limitations on effectiveness of controls

Internal control over financial reporting has inherent limitations which include but is not limited to the use of independent professionals for advice and guidance, interpretation of existing and/or changing rules and principles, segregation of management duties, scale of organization, and personnel factors.  Internal control over financial reporting is a process which involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures.  Internal control over financial reporting also can be circumvented by collusion or improper management override.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements on a timely basis, however these inherent limitations are known features of the financial reporting process and it is possible to design into the process safeguards to reduce, though not eliminate, this risk.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended February 29, 2012 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.

Other Information.

None.

PART III

Item 10.

Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified.  The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office.  Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with our Company	Age	Date First Elected or Appointed
Patrick DeBlois	President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Treasurer and Director	37	October 27, 2010
Eden Clark	Secretary	35	December 15, 2010

The board of directors has no nominating, audit or compensation committee at this time.

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Background of Directors and Executive Officers

Patrick DeBlois has been the president, chief executive officer, chief financial officer, treasurer and a director of our company since October 27, 2010.  Since 1999, Mr. DeBlois has been a director and is the proprietor of the Minakwa Lodge located in Northern Ontario.  Mr. DeBlois has grown his resort from a grassroots venture to a global success story.  Mr. DeBlois holds a diploma in Wildlife Management and GIS mapping from Cambrian College.  Mr. DeBlois devotes approximately 7-10 hours a week to our business.

Eden Clark has been our secretary since December 15, 2010.  From 1997 to 2001, Ms. Clark was a founding team member of Onvia.com Inc., a publicly traded company on NASDAQ, assisting it in the growth from a small start-up to more than 300 employees and $140 million in revenue.  From 2002 to 2008 she was founder and CEO of Be Jane, Inc., a media and web company focused on the niche segment of women’s home improvement and décor, leading breakthrough partnerships on new initiatives with such companies as MSN and Bank of America, and was featured in hundreds of national TV and print media such as TIME, Entrepreneur, People Magazine, Wall St Journal, CNN, The Today Show, and more.  From 2008 until present, Ms. Clark became president of eDivvy.com Inc., a private payment technology company, leading the company’s strategic initiatives, branding, and business development efforts.  Ms. Clark devotes approximately 3-5 hours a week to our business.

Term of Office of Directors

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our stockholders or until removed from office in accordance with our bylaws.  Our officers are appointed by our Board of Directors and hold office until the officer dies or resigns or the Board elects a successor or removes the officer.

Identification of Significant Employees

We have no significant employees, other than Patrick DeBlois, our president, chief executive officer, chief financial officer, treasurer and director and Eden Clark, our secretary.

Family Relationships

There are no family relationships between any of our directors, executive officers and proposed directors or executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

1.

been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

2.

had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

3.

been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

4.

been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.

been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.

been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26)), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29)), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Audit Committee and Audit Committee Financial Expert

Our company does not have an audit committee or an audit committee financial expert (as defined in Item 407 of Regulation S-K) serving on its Board of Directors.  All current members of the Board of Directors lack sufficient financial expertise for overseeing financial reporting responsibilities. Our company has not yet employed an audit committee financial expert on its Board due to the inability to attract such a person.

Our company intends to establish an audit committee of the board of directors, which will consist of independent directors.  The audit committee’s duties will be to recommend to our company’s board of directors the engagement of an independent registered public accounting firm to audit our company’s financial statements and to review our company’s accounting and auditing principles.  The audit committee will review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent registered public accounting firm, including their recommendations to improve the system of accounting and internal controls.  The audit committee will at all times be composed exclusively of directors who are, in the opinion of our company’s board of directors, free from any relationship which would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

Code of Ethics

Our company's board of directors adopted a Code of Business Conduct and Ethics that applies to, among other persons, members of our board of directors, our company's officers including our president, chief executive officer and chief financial officer, employees, consultants and advisors.  As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

1.

honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

2.

full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in other public communications made by us;

3.

compliance with applicable governmental laws, rules and regulations;

4.

the prompt internal reporting of violations of the Code of Business Conduct and Ethics to an appropriate person or persons identified in the Code of Business Conduct and Ethics; and

5.

accountability for adherence to the Code of Business Conduct and Ethics.

Our Code of Business Conduct and Ethics requires, among other things, that all of our company's Senior Officers commit to timely, accurate and consistent disclosure of information; that they maintain confidential information; and that they act with honesty and integrity.

Our Code of Business Conduct and Ethics is being filed with the Securities and Exchange Commission as Exhibit 14.1 to this Annual Report of on Form 10-K.  We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request.  Requests can be sent to: USA Graphite Inc., 848 N. Rainbow Blvd., #3550, Las Vegas, Nevada, 89107.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Our common stock is not registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Accordingly, our officers, directors, and principal stockholders are not subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act.

Item 11.

Executive Compensation

The particulars of the compensation paid to the following persons:

•

our principal executive officer;

•

each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended February 29, 2012 and February 28, 2011; and

•

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended February 29, 2012 and February 28, 2011, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
Patrick DeBlois (1) President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director	2012 2011	Nil 6,000	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil 6,000
Eden Clark Secretary	2012 2011	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

(1)

Patrick DeBlois was appointed as president, chief executive officer, chief financial officer, treasurer and director of our company on October 27, 2010.

(2)

Eden Clark was appointed as secretary of our company on December 15, 2010.

Narrative Disclosure to Summary Compensation Table

There are no employment contracts, compensatory plans or arrangements, including payments to be received from our company with respect to any executive officer, that would result in payments to such person because of his or her resignation, retirement or other termination of employment with our company, or its subsidiaries, any change in control, or a change in the person’s responsibilities following a change in control of our company.

Stock Option Plan

Currently, we do not have a stock option plan in favor of any director, officer, consultant or employee of our company.

Stock Options/SAR Grants

During our fiscal year ended February 29, 2012 there were no options granted to our named officers or directors.

Outstanding Equity Awards at Fiscal Year End

No equity awards were outstanding as of the year ended February 29, 2012.

Option Exercises

During our fiscal year ended February 29, 2012 there were no options exercised by our named officers.

Compensation of Directors

We do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our board of directors.

We have determined that none of our directors are independent directors, as that term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(15) of the NASDAQ Marketplace Rules.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers.  We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

None of our directors or executive officers or any associate or affiliate of our company during the last two fiscal years, is or has been indebted to our company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Management

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of May 22, 2012, by: (i) each of our directors; (ii) each of our named executive officers; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock.  Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1) (#)	Percent of Class (2) (%)

Patrick DeBlois (3) 848 N. Rainbow Blvd., #3550 Las Vegas, Nevada	77,000,000	45.45
Eden Clark (4) 848 N. Rainbow Blvd., #3550 Las Vegas, Nevada	Nil	0
All Officers and Directors as a Group (1 Person)	77,000,000	45.45

(1)

The number and percentage of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose.  Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days through the exercise of any stock option or other right.  The persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes to this table.

(2)

Based on 169,400,000 issued and outstanding shares of common stock as of May 22, 2012.

(3)

Patrick DeBlois is our company’s president, chief executive officer, chief financial officer, treasurer and director.

(4)

Eden Clark is our company’s secretary.

Changes in Control

We are unaware of any contract or other arrangement or provisions of our Articles or Bylaws the operation of which may at a subsequent date result in a change of control of our company.  There are not any provisions in our Articles or Bylaws, the operation of which would delay, defer, or prevent a change in control of our company.

Item 13.

Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended February 29, 2012, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

Director Independence

We currently act with one director, consisting of Patrick DeBlois.  We have determined that our directors are not “independent directors” as defined in NASDAQ Marketplace Rule 4200(a)(15).

We do not have a standing audit, compensation or nominating committee, but our entire board of directors acts in such capacities.  We believe that our members of our board of directors are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting.  The board of directors of our company does not believe that it is necessary to have an audit committee because we believe that the functions of an audit committee can be adequately performed by the board of directors.  In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development.

Item 14.

Principal Accountant Fees and Services

		Year Ended February 29, 2012		Year Ended February 28, 2011
Audit fees		$11,000		$17,000
Audit-related fees	$	Nil	$	Nil
Tax fees	$	Nil	$	Nil
All other fees	$	Nil	$	Nil
Total		$11,000		$17,000

Our board of directors pre-approves all services provided by our independent auditors.  All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

PART IV

Item 15.

Exhibits, Financial Statement Schedules

(a)	Financial Statements

	(1)	Financial statements for our company are listed in the index under Item 8 of this document

	(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (Incorporated by reference to our Registration Statement on Form SB-2 filed on April 27, 2006)
3.2	Bylaws (Incorporated by reference to our Registration Statement on Form SB-2 filed on April 27, 2006)
3.3	Articles of Merger dated June 17, 2010 (Incorporated by reference to our Current Report on Form 8-K filed on July 16, 2010)
3.4	Articles of Merger dated March 26, 2012 (Incorporated by reference to our Current Report on Form 8-K filed on April 18, 2012)
3.5	Certificate of Change dated April 11, 2012 (Incorporated by reference to our Current Report on Form 8-K filed on April 18, 2012)
(14)	Code of Ethics
14.1*	Code of Ethics and Business Conduct
(31)	Rule 13a-14(a) / 15d-14(a) Certifications
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer.
(32)	Section 1350 Certifications
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer.
101	Interactive Data File
101**	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*

Filed herewith.

**

Furnished herewith.  Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

USA GRAPHITE INC.

Date: June 13, 2012	/s/ Patrick DeBlois
Patrick DeBlois
President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: June 13, 2012	/s/ Patrick DeBlois
Patrick DeBlois
President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

