Form 10-Q
period 2012-05-31
USA Graphite Inc.
filed 2012-07-23
CIK 1355420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2012

☐  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period from _________ to _________

Commission File Number: 000-52044

USA GRAPHITE INC.

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of July 20, 2012 the registrant had 169,400,000 shares of common stock outstanding.

USA GRAPHITE INC.

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

Item 1.  Financial Statements

The unaudited interim financial statements of USA Graphite Inc. (the “Company”, “USA Graphite”, “we”, “our”, “us”) follow.  All currency references in this report are in U.S. dollars unless otherwise noted.

The accompanying Financial Statements of USA Graphite Inc. should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended February 28, 2012.  Significant accounting policies disclosed therein have not changed except as noted below.

3

USA GRAPHITE INC.

(A Development Stage Company)

Unaudited

(Express in U.S. Dollars)

May 31, 2012

4

USA GRAPHITE INC.
(Formerly MAGNUM OIL, INC.)
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	May 31, 2012	February 29, 2012
	Unaudited	Audited

ASSETS

CURRENT ASSETS
Cash	$90	$2,935
Prepaid Expenses	3,249	5,912
TOTAL ASSETS	$3,339	$8,847

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$26,732	$15,880
Note Payable	41,283	40,808
Loans from Related Party	93,430	91,931
TOTAL CURRENT LIABILITIES	$161,445	$148,619

STOCKHOLDERS' EQUITY ( DEFICIT )
Capital stock
Authorized
175,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
169,400,000 shares of common stock	$169,400	$169,400
Additional Paid in Capital	(104,400)	(104,400)
Deficit accumulated during the development stage	(223,106)	(204,772)
TOTAL STOCKHOLDER'S EQUITY/(DEFICIT)	$(158,106)	$(139,772)
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY/(DEFICIT)	$3,339	$8,847

The accompanying notes are an integral part of these financial statements

USA GRAPHITE INC.
(Formerly MAGNUM OIL, INC.)
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited

			Inception date
	Three months	Three months	(December 13, 2005)
	ended	ended	to
	May 31, 2012	May 31, 2011	May 31, 2012
EXPENSES

Office and general	$1,884	$1,747	$62,106
Professional Fees	15,975	7,076	89,191
Total Expenses	$17,859	$8,823	$151,297

Operating Loss	(17,859)	(8,823)	(151,297)

Other income (loss)
Interest Income (expense)	(475)	(475)	(3,599)
Foreign Currency transaction gain(loss)	-		(120)
Net Income (loss)	(475)	(475)	(3,719)
Net Loss from continued operations	(18,334)	(9,298)	(155,016)

Discontinued Business	-	-	(151,510)
Forgiveness of Debt	-	-	83,420
Total other (Expenditure) Income	-	-	(68,090)

NET PROFIT (LOSS)	$(18,334)	$(9,298)	$(223,106)
BASIC AND DILUTED LOSS PER COMMON SHARE - DISCONTINUED OPERATION
	$-	$-
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

	169,400,000	169,400,000

The accompanying notes are an integral part of these financial statements

USA GRAPHITE INC.
(Formerly MAGNUM OIL, INC.)
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
From inception (December 13, 2005) to May 31, 2012
Unaudited
				Deficit
	Common Stock			accumulated		Accumulated
			Additional	during the		Other
	Number of		Paid-in	development		Comprehensive
	shares	Amount	Capital	stage		Income(loss)	Total

Common stock issued for cash at $0.000065
per share on December 14, 2005	77,000,000	$77,000	$(72,000)	$-		$-	$5,000

Net loss, February 28, 2006				(983)			(983)

Foreign currency translation adjustments						34	34
Balance, February 28, 2006	77,000,000	$77,000	$(72,000)	$(983)		$34	$4,051
Stock issued for cash during the quarter
August 31, 2006 @ $0.0.00065 per share	92,400,000	92,400	(32,400)				60,000

Net loss, February 28, 2007				-			-

Foreign currency translation adjustments						2,683	2,683
Balance, February 28, 2007	169,400,000	$169,400	$(104,400)	$(983)		$2,717	$66,734

Net loss, February 28, 2008				(52,058)			(52,058)

Foreign currency translation adjustments						350	350
Balance, February 28, 2008	169,400,000	$169,400	$(104,400)	$(53,041)		$3,067	$15,026

Net loss, February 28, 2009				(75,309)			(75,309)

Foreign currency translation adjustments						5,988	5,988
Balance, February 28, 2009	169,400,000	$169,400	$(104,400)	$(128,350)		$9,055	$(54,295)

Net loss, February 28, 2010				(45,238)			(45,238)

Foreign currency translation adjustments						(6,360)	(6,360)
Balance, February 28, 2010	169,400,000	$169,400	$(104,400)	$(173,588)		$2,695	$(105,893)

Net loss, February 28, 2011				23,538			23,538

Foreign currency translation adjustments						(2,695)	(2,695)
Balance, February 28, 2011	169,400,000	$169,400	$(104,400)	$(150,050)		$-	$(85,050)

Net loss, February 28, 2012				(54,722)			(54,722)

Balance, February 28, 2011	169,400,000	$169,400	$(104,400)	$(204,772)		$-	$(139,772)

Net Loss, May 31, 2012				(18,334)			(16,920)

Balance, May 31, 2012	169,400,000	$169,400	$(104,400)	$(223,106)	$		$(156,692)

The accompanying notes are an integral part of these financial statements

USA GRAPHITE INC.
(Formerly MAGNUM OIL, INC.)
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
	Three months	Three months	December 13, 2005
	ended	ended	(date of inception) to
	May 31, 2012	May 31, 2011	May 31, 2012

OPERATING ACTIVITIES
Net loss	$(18,334)	$(9,298)	$(223,106)
Adjustment to reconcile net loss to net cash
used in operating activities
Forgiveness of debt			(83,420)
Depreciation	-	-	2,825
Loss on Disposition of Assets	-	-	4,607
Decrease (Increase) in Prepaid Expenses	2,663	-	(3,249)
Foreign Transaction loss	-	-	696
Increase (decrease) in accrued expenses	10,851	(8,203)	110,153

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
	$(4,820)	$(17,501)	$(191,493)

INVESTING ACTIVITIES
Purchase of fixed assets	-	-	(11,468)
Disposition of fixed assets	-	-	3,337
NET CASH PROVIDED BY INVESTING ACTIVITIES
	$-	$-	$(8,131)
FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-	2,200
Additional paid-in capital	-	-	62,800
Note Payable	475	-	41,283
Loan from related party	1,500	15,965	93,431
NET CASH PROVIDED BY FINANCING ACTIVITIES
	$1,975	$15,965	$199,714

NET INCREASE ( DECREASE) IN CASH	$(2,845)	$(1,536)	$90

CASH, BEGINNING OF PERIOD	$2,935	$2,819	$-

CASH, END OF PERIOD	$90	$1,283	$90

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

USA GRAPHITE, INC.

(A Development Stage Enterprise)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2012

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

USA Graphite, Inc. (Formerly Magnum Oil Inc.)  (the “Company”) was incorporated under the laws of the State of Nevada on December 13, 2005.  The Company is in the development stage.  Its activities to date have included capital formation, organization and development of its business plan.  The Company has commenced operations.  On April 12, 2012 the company changed its name to USA Graphite, Inc.

The Company operated through its lone subsidiary: PTM Publications Sdn Bhd, a Malaysian Corporation.

The Company decided to cease the operation of subsidiary in January 2011.

USA Graphite, Inc. (the parent company) is now a holding company

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

USA GRAPHITE, INC.

(A Development Stage Enterprise)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2012

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

NOTE 3 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  Currently, the Company has a working capital deficit of $158,106, an accumulated deficit of $223,106 and net loss from operations since inception of $223,106.  The Company does not have a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern.  The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.  The Company is funding its initial operations by way of issuing Founder’s shares.

The officers and directors have committed to advancing certain operating costs of the Company, including Legal, Audit, Transfer Agency and Edgarizing costs

USA GRAPHITE, INC.

(A Development Stage Enterprise)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2012

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

NOTE 7 - RELATED PARTY TRANSACTIONS

As of May 31, 2012, there is a total of $93,430 that has been forwarded by an officer of the Company; no specific repayment terms have been established.

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

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as of  are as follows

May 31, 2012
Net operating loss carryforwards $ 223,106
Gross deferred tax assets $ 78,087
Valuation allowance $ (78,087)
Net deferred tax assets $ 0

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income.  As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

USA GRAPHITE, INC.

(A Development Stage Enterprise)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2012

NOTE 9 - NET OPERATING LOSSES

As of May 31, 2012, the Company has a net operating loss carryforwards of approximately $223,106.  Net operating loss carryforward expires twenty years from the date the loss was incurred.

As of August 31, 2011 the Company had 48,400,000 shares of common stock issued and outstanding.

On May 23, 2011 the company received approval from FINRA for a forward split of common share of 22:1.  On April 17, 2012 the company received approval from FINRA for a forward slit of 3.5:1.  All share amounts have been retroactively adjusted for all periods presented.

NOTE 10 - STOCKHOLDERS’ EQUITY

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

On April 17, 2012 the company received approval from FINRA for a forward slit of 3.5:1.  All share amounts have been retroactively adjusted for all periods presented.

USA GRAPHITE, INC.

(A Development Stage Enterprise)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2012

NOTE 11 - STOCKHOLDERS’ EQUITY

The stockholders’ equity section of the Company contains the following classes of capital stock as at May 31, 2012:

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

Results of Operations

Our financial statements and information for the three months ended May 31, 2012 have been prepared by our Management on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  We generated no revenues during the three months ended May 31, 2012 and have incurred total net losses of $223,106 from inception to May 31, 2012.

Three months Ended May 31, 2012 compared to the Three months Ended May 31, 2011

We incurred net losses of $18,334, or $0.00 per share, for the three-month period ended May 31, 2012, as compared to net losses of $9,298, or $0.00 per share, for the three-month period ended May 31, 2011.  The increase was mainly attributed to an increase in professional fees ($15,975 – 2012 compared to $7,076 – 2011).  Our other expenses for the three-month period ended May 31, 2012 consisted of office and general ($1,884 - 2012 compared to $1,747 – 2011).

Liquidity and Capital Resources

At May 31, 2012, we had total assets of $4,753 which consisting of cash in bank and prepaid assets.

Our accounts payable and accrued liabilities at May 31, 2012 were $26,732.  In addition, we have an outstanding loan payment due to an officer, director and shareholder of the Company in the amount of $93,430.  This loan balance is non-interest bearing, unsecured and has no fixed terms of repayment.  We also have notes payable in the amount of $41,283.

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

5

Item 3.  Quantitative And Qualitative Disclosures Of Market Risk

We are a non-accelerated filer and a smaller reporting company, as defined in Rule 12b-2 of the of the Securities Exchange Act of 1934, and as such, are not required to provide the information under this item.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our sole officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our sole officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2012.  Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses in our internal control over financial reporting identified in our Annual Report on Form 10-K for the year ended February 28, 2012, the sole officer concluded that our disclosure controls and procedures are ineffective.

Changes in internal controls

We have not yet implemented any of the recommended changes to internal control over financial reporting listed in our Annual Report on Form 10-K for the year ended February 28, 2012.  As such, there were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended May 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 4T.  Controls and Procedures.

Not applicable.

6

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

Not applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

7

Item 6.  Exhibits

Exhibit Number	Exhibit Description
31.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
EX-101.INS	XBRL Instance Document
EX-101.SCH	XBRL Taxonomy Extension Schema
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 23, 2012	USA GRAPHITE INC.

By: /s/ Patrick DeBlois
Patrick DeBlois
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and Director

8