Form 10-Q
period 2012-08-31
USA Graphite Inc.
filed 2012-10-04
CIK 1355420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2012

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of October 2, 2012 the registrant had 169,400,000 shares of common stock outstanding.

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

3

USA GRAPHITE INC.

(A Development Stage Company)

Unaudited

(Express in U.S. Dollars)

August 31, 2012

4

USA GRAPHITE INC.
(Formerly MAGNUM OIL, INC.)
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	August 31, 2012	February 29, 2012
	Unaudited	Audited

ASSETS

CURRENT ASSETS
Cash	$3	$2,935
Prepaid Expenses	2,000	5,912
TOTAL ASSETS	$2,003	$8,847

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$23,405	$15,880
Note Payable	41,757	40,808
Loans from Related Party	105,044	91,931
TOTAL CURRENT LIABILITIES	$170,206	$148,619

STOCKHOLDERS' DEFICIT
Capital stock
Authorized
10,000,000 preferred shares, par value $0.001 par value
800,000,000 shares of common stock, $0.001 par value
Issued and outstanding
169,400,000 shares of common stock	$169,400	$169,400
Additional Paid in Capital	(104,400)	(104,400)
Deficit accumulated during the development stage	(233,203)	(204,772)
TOTAL STOCKHOLDERS' DEFICIT	$(168,203)	$(139,772)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,003	$8,847

The accompanying notes are an integral part of these financial statements

USA GRAPHITE INC.
(Formerly MAGNUM OIL, INC.)
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited

					Inception date
	Three months	Three months	Six months	Six months	(December 13, 2005)
	ended	ended	ended	ended	to
	August 31, 2012	August 31, 2011	August 31, 2012	August 31, 2011	August 31, 2012
EXPENSES

Office and general	$2,707	$13,444	$4,591	$15,191	$64,813
Professional Fees	6,915	6,711	22,890	13,787	96,106
Total Expenses	$9,622	$20,155	$27,481	$28,978	$160,919

Operating Loss	(9,622)	(20,155)	(27,481)	(28,978)	(160,919)

Other losses
Interest expense	(475)	(475)	(950)	(950)	(4,074)
Foreign Currency transaction loss	-	-	-		(120)
Net loss	(475)	(475)	(950)	(950)	(4,194)
Net Loss from continued operations	(10,097)	(20,630)	(28,431)	(29,928)	(165,113)

Discontinued Business	-	-	-	-	(151,510)
Forgiveness of Debt	-	-	-	-	83,420
Total other Expenditure	-	-	-	-	(68,090)

NET LOSS	$(10,097)	$(20,630)	$(28,431)	$(29,928)	$(233,203)

BASIC AND DILUTED LOSS PER COMMON SHARE - DISCONTINUED OPERATION
	$-	$-	$-	$-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

	$169,400,000	$169,400,000	169,400,000	169,400,000

The accompanying notes are an integral part of these financial statements

USA GRAPHITE INC.
(Formerly MAGNUM OIL, INC.)
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
From inception (December 13, 2005) to August 31, 2012
Unaudited
				Deficit
	Common Stock			accumulated		Accumulated
			Additional	during the		Other
	Number of		Paid-in	development		Comprehensive
	shares	Amount	Capital	stage		Income(loss)	Total

Common stock issued for cash at $0.000065
per share on December 14, 2005	77,000,000	$77,000	$(72,000)	$-		$-	$5,000

Net loss, February 28, 2006				(983)			(983)

Foreign currency translation adjustments						34	34
Balance, February 28, 2006	77,000,000	$77,000	$(72,000)	$(983)		$34	$4,051
Stock issued for cash during the quarter
August 31, 2006 @$0.00065 per share	92,400,000	92,400	(32,400)				60,000

Net loss, February 28, 2007				-			-

Foreign currency translation adjustments						2,683	2,683
Balance, February 28, 2007	169,400,000	$169,400	$(104,400)	$(983)		$2,717	$66,734

Net loss, February 28, 2008				(52,058)			(52,058)

Foreign currency translation adjustments						350	350
Balance, February 28, 2008	169,400,000	$169,400	$(104,400)	$(53,041)		$3,067	$15,026

Net loss, February 28, 2009				(75,309)			(75,309)

Foreign currency translation adjustments						5,988	5,988
Balance, February 28, 2009	169,400,000	$169,400	$(104,400)	$(128,350)		$9,055	$(54,295)

Net loss, February 28, 2010				(45,238)			(45,238)

Foreign currency translation adjustments						(6,360)	(6,360)
Balance, February 28, 2010	169,400,000	$169,400	$(104,400)	$(173,588)		$2,695	$(105,893)

Net loss, February 28, 2011				23,538			23,538

Foreign currency translation adjustments						(2,695)	(2,695)
Balance, February 28, 2011	169,400,000	$169,400	$(104,400)	$(150,050)		$-	$(85,050)

Net loss, February 29, 2012				(54,722)			(54,722)

Balance, February 29, 2012	169,400,000	$169,400	$(104,400)	$(204,772)		$-	$(139,772)

Net Loss, August 31, 2012				(28,431)			(28,431)

Balance, August 31, 2012	169,400,000	$169,400	$(104,400)	$(233,203)	$		$(168,203)

The accompanying notes are an integral part of these financial statements

USA GRAPHITE INC.
(Formerly MAGNUM OIL, INC.)
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
	Six months	Six months	December 13, 2005
	ended	ended	(date of inception) to
	August 31, 2012	August 31, 2011	August 31, 2012

OPERATING ACTIVITIES
Net loss	$(28,431)	$(29,928)	$(233,203)
Adjustment to reconcile net loss to net cash
used in operating activities
Forgiveness of debt			(83,420)
Depreciation	-	-	2,825
Loss on Disposition of Assets	-	-	4,608
Increase in Prepaid Expenses	3,912	-	(2,000)
Foreign Transaction loss	-	-	696
Increase (decrease) in Accounts payable and accrued expenses	7,525	(5,600)	106,827

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
	$(16,994)	$(35,528)	$(203,667)

INVESTING ACTIVITIES
Purchase of fixed assets	-	-	(11,468)
Disposition of fixed assets	-	-	3,337
NET CASH PROVIDED BY INVESTING ACTIVITIES
	$-	$-	$(8,131)
FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-	2,200
Additional paid-in capital	-	-	62,800
Note Payable	949	950	41,757
Loan from related party	13,113	32,490	105,044
NET CASH PROVIDED BY FINANCING ACTIVITIES
	$14,062	$33,440	$(211,801)

NET INCREASE (DECREASE) IN CASH	$(2,932)	$(2,088)	$3

CASH, BEGINNING OF PERIOD	$2,935	$2,819	$-

CASH, END OF PERIOD	$3	$731	$3

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

USA GRAPHITE, INC.

(A Development Stage Enterprise)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2012

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

NOTE 3 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  Currently, the Company has a working capital deficit of $168,203, an accumulated deficit of $233,203 and net loss from operations since inception of $233,203.  The Company does not have a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern.  The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.  The Company is funding its initial operations by way of issuing Founder’s shares.

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

NOTE 7 - RELATED PARTY TRANSACTIONS

As of August 31, 2012, there is a total of $105,044 that has been forwarded by an officer of the Company; no specific repayment terms have been established.

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

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as of  are as follows:

August 31, 2012
Net operating loss carryforwards $ 233,203
Gross deferred tax assets $ 81,621
Valuation allowance $ (81,621)
Net deferred tax assets $ 0

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income.  As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 9 - NET OPERATING LOSSES

As of August 31, 2012, the Company has a net operating loss carryforwards of approximately $233,203.  Net operating loss carryforward expires twenty years from the date the loss was incurred.

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

On August 28, 2012 the company amended the authorized common shares from 175,000,000 to 800,000,000 common shares of $0.001 per share.  On the same day the company authorized 10,000,000 preferred shares, par value $0.001 per share.  None were previously authorized.

As of August 31, 2012, the Company had 169,400,000 shares of common stock issued and outstanding.

NOTE 11 - STOCKHOLDERS’ EQUITY

The stockholders’ equity section of the Company contains the following classes of capital stock as at August 31, 2012: Common stock, $ 0.001 par value: 800,000,000 shares authorized; 169,400,000 shares issued and outstanding.

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

Our financial statements and information for the three and six months ended August 31, 2012 have been prepared by our Management on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  We generated no revenues during the three and six months ended August 31, 2012 and have incurred total net losses of $233,203 from inception to August 31, 2012.

Three months Ended August 31, 2012 compared to the Three months Ended August 31, 2011

We incurred net losses of $10,097, or $0.00 per share, for the three-month period ended August 31, 2012, as compared to a net loss of $20,630, or $0.00 per share, for the three-month period ended August 31, 2011.  The decrease was mainly attributed to reduced office and general expenses ($2,707 - 2012 compared to $13,444 – 2011).  Our other expenses for the three-month period ended August 31, 2012 consisted of professional fees of $6,915 ($6,711 - 2011).

Six months Ended August 31, 2012 compared to the Six months Ended August 31, 2011

We incurred net losses of $28,431, or $0.00 per share, for the six-month period ended August 31, 2012, as compared to a net loss of $29,928, or $0.00 per share, for the six-month period ended August 31, 2011.  The decrease was mainly attributed to reduced office and general expenses ($4,591 - 2012 compared to $15,191 – 2011).  Our other expenses for the six-month period ended August 31, 2012 consisted of professional fees in the amount of $22,890 ($13,787 - 2011).

Liquidity and Capital Resources

At August 31, 2012, we had total assets of $2,003 consisting of cash in the bank in the amount of $3 and prepaid expenses of $2,000.

Our accounts payable and accrued liabilities at August 31, 2012 were $23,405.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our sole officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our sole officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2012.  Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses in our internal control over financial reporting identified in our Annual Report on Form 10-K for the year ended February 28, 2012, the sole officer concluded that our disclosure controls and procedures are ineffective.

Changes in internal controls

We have not yet implemented any of the recommended changes to internal control over financial reporting listed in our Annual Report on Form 10-K for the year ended February 28, 2012.  As such, there were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended August 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

USA GRAPHITE INC.

By: /s/ Patrick DeBlois
Date: October 4, 2012	Patrick DeBlois
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and Director

8