Form 10-Q
period 2012-11-30
USA Graphite Inc.
filed 2013-01-22
CIK 1355420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2012

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File Number 333-161868

USA GRAPHITE INC.

(Exact name of registrant as specified in its charter)

Nevada	26-2940624
(State of incorporation)	(I.R.S. Employer Identification No.)

848 N. Rainbow Blvd. #3550

Las Vegas, Nevada 89107

(Address of principal executive offices)

(603) 525-3380

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☑Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐Yes     ☐ No (Not required)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

 Large Accelerated Filer ☐ Accelerated Filer ☐

Non-Accelerated Filer ☐ Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes  ☑ No

As of November 30, 2012, there were 169,400,000 shares of the registrant’s $0.001 par value common stock issued and outstanding.

USA GRAPHITE INC.

Special Note Regarding Forward-Looking Statements

Information included in this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of USA Graphite Inc. (the “Company”), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

*Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," the "Company," or "USGT" refers to USA Graphite Inc.

 PART I - FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

USA GRAPHITE INC.
(Formerly MAGNUM OIL, INC.)
(A Development Stage Company)
CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2012

Unaudited

CONSOLIDATED BALANCE SHEETS	F-1
CONSOLIDATED STATEMENTS OF OPERATIONS	F-2
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)	F-3
CONSOLIDATED STATEMENTS OF CASH FLOWS	F-4
NOTES TO FINANCIAL STATEMENTS	F-5

3

USA GRAPHITE INC.
(Formerly MAGNUM OIL, INC.)
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	November 30, 2012	February 29, 2012
	Unaudited	Audited

ASSETS

CURRENT ASSETS
Cash	$12	$2,935
Prepaid Expenses	2,200	5,912
TOTAL ASSETS	$2,212	$8,847

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$30,607	$15,880
Note Payable	42,232	40,808
Loans from Related Party	109,544	91,931
TOTAL CURRENT LIABILITIES	$182,383	$148,619

STOCKHOLDERS' DEFICIT
Capital stock
Authorized
10,000,000 preferred shares, par value $0.001 par value
800,000,000 shares of common stock, $0.001 par value
Issued and outstanding
169,400,000 shares of common stock	$169,400	$169,400
Additional Paid in Capital	(104,400)	(104,400)
Deficit accumulated during the development stage	(245,171)	(204,772)
TOTAL STOCKHOLDERS' DEFICIT	$(180,171)	$(139,772)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,212	$8,847

The accompanying notes are an integral part of these financial statements

USA GRAPHITE INC.
(Formerly MAGNUM OIL, INC.)
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited

					Inception date
	Three months	Three months	Nine months	Nine months	(December 13, 2005)
	ended	ended	ended	ended	to
	November 30, 2012	November 30, 2011	November 30, 2012	November 30, 2011	November 30, 2012
EXPENSES

Office and general	$6,448	$3,650	$11,040	$18,841	$71,262
Professional Fees	5,044	8,970	27,934	22,757	101,150
Total Expenses	$11,492	$12,620	$38,974	$41,598	$172,412

Operating Loss	(11,492)	(12,620)	(38,974)	(41,598)	(172,412)

Other losses
Interest expense	(475)	(470)	(1,425)	(1,420)	(4,549)
Foreign Currency transaction loss	-	-	-		(120)
Net loss	(475)	(470)	(1,425)	(1,420)	(4,669)
Net Loss from continued operations	(11,967)	(13,089)	(40,399)	(43,017)	(177,081)

Discontinued Business	-	-	-	-	(151,510)
Forgiveness of Debt	-	-	-	-	83,420
Total other Expenditure	-	-	-	-	(68,090)

NET LOSS	$(11,967)	$(13,089)	$(40,399)	$(43,017)	$(245,171)

BASIC AND DILUTED LOSS PER COMMON SHARE - DISCONTINUED OPERATION
	$-	$-	$-	$-
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

	$169,400,000	$169,400,000	169,400,000	169,400,000

The accompanying notes are an integral part of these financial statements

USA GRAPHITE INC.
(Formerly MAGNUM OIL, INC.)
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
From inception (December 13, 2005) to November 30, 2012
Unaudited
				Deficit
	Common Stock			accumulated		Accumulated
			Additional	during the		Other
	Number of		Paid-in	development		Comprehensive
	shares	Amount	Capital	stage		Income(loss)	Total

Common stock issued for cash at $0.000065
per share on December 14, 2005	77,000,000	$77,000	$(72,000)	$-		$-	$5,000

Net loss, February 28, 2006				(983)			(983)

Foreign currency translation adjustments						34	34
Balance, February 28, 2006	77,000,000	$77,000	$(72,000)	$(983)		$34	$4,051
Stock issued for cash during the quarter
August 31, 2006 @$0.00065 per share	92,400,000	92,400	(32,400)				60,000

Net loss, February 28, 2007				-			-

Foreign currency translation adjustments						2,683	2,683
Balance, February 28, 2007	169,400,000	$169,400	$(104,400)	$(983)		$2,717	$66,734

Net loss, February 28, 2008				(52,058)			(52,058)

Foreign currency translation adjustments						350	350
Balance, February 28, 2008	169,400,000	$169,400	$(104,400)	$(53,041)		$3,067	$15,026

Net loss, February 28, 2009				(75,309)			(75,309)

Foreign currency translation adjustments						5,988	5,988
Balance, February 28, 2009	169,400,000	$169,400	$(104,400)	$(128,350)		$9,055	$(54,295)

Net loss, February 28, 2010				(45,238)			(45,238)

Foreign currency translation adjustments						(6,360)	(6,360)
Balance, February 28, 2010	169,400,000	$169,400	$(104,400)	$(173,588)		$2,695	$(105,893)

Net loss, February 28, 2011				23,538			23,538

Foreign currency translation adjustments						(2,695)	(2,695)
Balance, February 28, 2011	169,400,000	$169,400	$(104,400)	$(150,050)		$-	$(85,050)

Net loss, February 29, 2012				(54,722)			(54,722)

Balance, February 29, 2012	169,400,000	$169,400	$(104,400)	$(204,772)		$-	$(139,772)

Net Loss, November 30, 2012				(40,399)			(40,399)

Balance, November 30, 2012	169,400,000	$169,400	$(104,400)	$(245,171)	$		$(180,171)

USA GRAPHITE INC.
(Formerly MAGNUM OIL, INC.)
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
	Nine months	Nine months	December 13, 2005
	ended	ended	(date of inception) to
	November 30, 2012	November 30, 2011	November 30, 2012

OPERATING ACTIVITIES
Net loss	$(40,399)	$(43,017)	$(245,171)
Adjustment to reconcile net loss to net cash
used in operating activities
Forgiveness of debt			(83,420)
Depreciation	-	-	2,825
Loss on Disposition of Assets	-	-	4,607
Increase in Prepaid Expenses	3,712	(3,746)	(2,200)
Foreign Transaction loss	-	-	696
Increase (decrease) in accrued expenses	14,727	(6,961)	114,029

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
	$(21,960)	$(53,724)	$(208,634)

INVESTING ACTIVITIES
Purchase of fixed assets	-	-	(11,468)
Disposition of fixed assets	-	-	3,337
NET CASH PROVIDED BY INVESTING ACTIVITIES
	$-	$-	$(8,131)
FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-	2,200
Additional paid-in capital	-	-	62,800
Note Payable	1,425	1,420	42,233
Loan from related party	17,612	58,950	109,544
NET CASH PROVIDED BY FINANCING ACTIVITIES
	$19,037	$60,370	$216,777

NET INCREASE (DECREASE) IN CASH	$(2,923)	$6,645	$12

CASH, BEGINNING OF PERIOD	$2,935	$2,819	$-

CASH, END OF PERIOD	$12	$9,464	$12

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

USA GRAPHITE INC.

(A Development Stage Enterprise)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2012

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

NOTE 3 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has a working capital deficit of $180,171, an accumulated deficit of $245,171 and net loss from operations since inception of $245,171. The Company does not have a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. The Company is funding its initial operations by way of issuing Founder’s shares.

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

NOTE 6 - DIRECTOR'S FEES

Fees of $500 per month have been recorded for the remuneration of the previous director and $2,000 per month for the current director from November 2012.

NOTE 7 - RELATED PARTY TRANSACTIONS

As of November 30, 2012, there is a total of $109,544 that has been forwarded by officers of the Company; no specific repayment terms have been established.

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

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as of are as follows:

November 30, 2012
Net operating loss carryforwards	$ 245,171
Gross deferred tax assets	$ 85,810
Valuation allowance	$ (85,810)
Net deferred tax assets	$ 0

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 9 - NET OPERATING LOSSES

As of November 30, 2012, the Company has a net operating loss carryforwards of approximately $245,171. Net operating loss carryforward expires twenty years from the date the loss was incurred.

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

As of November 30, 2012, the Company had 169,400,000 shares of common stock issued and outstanding.

NOTE 11 - STOCKHOLDERS’ EQUITY

The stockholders’ equity section of the Company contains the following classes of capital stock as at November 30, 2012:
Common stock, $ 0.001 par value: 175,000,000 shares authorized; 169,400,000 shares issued and outstanding.

No preferred shares have been authorized or issued.

NOTE 12 - SUBSEQUENT EVENTS

On November 19, 2012, the Company entered into a Property Option Agreement with Nevada Minerals Holdings, Inc. Pursuant to the terms and conditions of the Option Agreement, NV Minerals shall grant the Company with the right and option to acquire 100% of the mining interests in that certain Property known as the Blue Wing Mountains Graphite Project which is comprised of a total 1,985 acres and is located in Pershing County of the State of Nevada. In order to exercise the Option, the Company shall be required to: (i) pay an initial cash payment of $50,000 to NV Minerals; (ii) issue an aggregate 5,000,000 restricted shares of the Company’s common stock to NV Minerals; (iii) pay an additional aggregate payment of $450,000 over a three (3) year period; and (iv) pay a Royalty to NV Minerals equal to 2% of the net smelter returns, per the terms and conditions of the Option Agreement. The Company will also provide funds for the conduct of a program of work to be undertaken by NV Minerals for the benefit of the Property of not less than $1,000,000 over four years. The Option Agreement also provides that the Company shall have a one-time right to purchase 50% of the Royalty in the Property for $500,000. Pursuant to the Option Agreement, NV Minerals has agreed to enter into an 18 month voluntary lock up agreement for all of the shares it will receive upon execution of the Option Agreement.

On December 7, 2012, the Company entered into an Option Agreement with Nevada Minerals Holdings, Inc. Pursuant to the terms and conditions of the Agreement, NV Minerals shall grant the Company with the right and option to acquire 100% of the mining interests in that certain Property known as the Gordon Creek Graphite Property which is comprised of a total of 206 acres and is located in Elko County of the State of Nevada. In exchange, the Company is required to: (i) pay an aggregate payment of 200,000 over a 4 year period to NV Minerals; (ii) issue an aggregate of 2,000,000 restricted shares of the Company’s common stock to NV Minerals; and (iii) pay a production royalty to NV Minerals equal to 2% of the net smelter returns, per the terms and conditions of the Agreement.

On December 10, 2012, the Company entered into an Employment Agreement with Wayne Yamamoto. Pursuant to the Agreement, Mr. Smith agreed to serve as Chief Executive Officer of the Company. In exchange, the Company has agreed to: (i) pay Mr. Yamamoto $2,000 per month; and (ii) issue 30,000,000 shares of the Company’s common stock to Mr. Yamamoto. This Agreement is at-will and can be terminated at any time by either the Company or Mr. Yamamoto. On December 5, 2012 the company issued the 30,000,000 common shares for compensation.

On January 14, 2013,Company entered into a Letter of Intent with Nevada Minerals Holdings, Inc. Pursuant to the terms and conditions of the LOI, NV Minerals shall grant the Company with the right and option to acquire 100% of the mining interests in that certain Property known as the Ruby Mountains Graphite Property which is comprised of a total of approximately 785 acres and is located in Elko County of the State of Nevada. In exchange, the Company is required to: (i) pay an initial cash payment of $25,000 to NV Minerals; (ii) issue an aggregate 4,615,000 restricted shares of the Company’s common stock to NV Minerals; (iii) pay an additional payment of $175,000 over a three (3) year period; and (iv) pay a production royalty to NV Minerals equal to 2% of the net smelter returns, per the terms and conditions of the LOI.

On December 5, the company issued 7,000,000 shares to Nevada Minerals holdings Inc., for which the company has received full consideration.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains forward-looking statements that involve known and unknown risks, significant uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed, or implied, by those forward-looking statements.  You can identify forward-looking statements by the use of the words may, will, should, could, expects, plans, anticipates, believes, estimates, predicts, intends, potential, proposed, or continue or the negative of those terms.  These statements are only predictions. In evaluating these statements, you should consider various factors which may cause our actual results to differ materially from any forward-looking statements.  Although we believe that the exceptions reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.  We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

Results of Operations

Our financial statements and information for the three and nine months ended November 30, 2012 have been prepared by our Management on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  We generated no revenues during the three and nine months ended November 30, 2012 and have incurred total net losses of $245,171 from inception to November 30, 2012.

Three months Ended November 30, 2012 compared to the Three months Ended November 30, 2011

We incurred net losses of $11,967, or $0.00 per share, for the three-month period ended November 30, 2012, as compared to a net loss of $13,089, or $0.00 per share, for the three-month period ended November 30, 2011.  The decrease was mainly attributed to reduced professional fees ($5,044 - 2012 compared to $8,970 – 2011).  Our other expenses for the three-month period ended November 30, 2012 consisted of office and general expenses of $6,448 ($3,650 - 2011) and interest expense of $475 ($470 - 2011).

Nine Months Ended November 30, 2012 compared to the Nine Months Ended November 30, 2011

We incurred net losses of $40,399, or $0.00 per share, for the nine-month period ended November 30, 2012, as compared to a net loss of $43,017, or $0.00 per share, for the nine-month period ended November 30, 2011.  The decrease was mainly attributed to reduced office and general expenses ($11,040 - 2012 compared to $18,841 – 2011).  Our other expenses for the nine-month period ended November 30, 2012 consisted of professional fees in the amount of $27,934 ($22,757 - 2011), and interest expense of $1,425 ($1,420 - 2011).

Liquidity and Capital Resources

At November 30, 2012, we had total assets of $2,212 consisting of cash in the bank in the amount of $12 and prepaid expenses of $2,200.

Our accounts payable and accrued liabilities at November 30, 2012 were $30,607.

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

12

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a non-accelerated filer and a smaller reporting company, as defined in Rule 12b-2 of the of the Securities Exchange Act of 1934, and as such, are not required to provide the information under this item.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our sole officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our sole officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2012.  Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses in our internal control over financial reporting identified in our Annual Report on Form 10-K for the year ended February 29, 2012, the sole officer concluded that our disclosure controls and procedures are ineffective.

Changes in internal controls

We have not yet implemented any of the recommended changes to internal control over financial reporting listed in our Annual Report on Form 10-K for the year ended February 29, 2012.  As such, there were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended November 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

13

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A.	RISK FACTORS

Our Annual Report on Form 10-K for the fiscal year ended February 29, 2012 includes a detailed discussion of our risk factors.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1.	Quarterly Issuances:

During the quarter, we did not issue any unregistered securities other than as previously disclosed.

2.	Subsequent Issuances:

Subsequent to the quarter, we issued the following unregistered securities:

On December 5, 2012, we issued 5,000,000 restricted shares of the Company’s common stock to Nevada Minerals Holdings, Inc. pursuant to the Property Option Agreement entered into by the Company and Nevada Minerals Holdings, Inc. regarding the option to acquire the Blue Wings Mountain Graphite Property.

On December 5, 2012, we issued 30,000,000 restricted shares of the Company’s common stock to Mr. Wayne Yamamoto.

On December 6, 2012, we issued 2,000,000 restricted shares of the Company’s common stock to Nevada Minerals Holdings, Inc. pursuant to the Property Option Agreement between USA Graphite, Inc. and Nevada Minerals Holdings, Inc. regarding the option to acquire the Gordon Creek Graphite Property.

14

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

The information concerning mine safety violations and other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is not included in this quarterly report because it is not applicable.

ITEM 5.	OTHER INFORMATION

None.

15

ITEM 6.	EXHIBITS

Exhibit Number	Description	Filed
3.1 (a)	Articles of Incorporation filed with the Nevada Secretary of State on December 13, 2005.	Incorporated by reference as Exhibits to the Form SB-2 filed on April 27, 2006.
3.1 (b)	Amendment to Articles of Incorporation filed with the Nevada Secretary of State on June 17, 2010.	Incorporated by reference as Exhibit to the Form 8-K filed on July 16, 2010.
3.1 (c)	Amendment to Articles of Incorporation filed with the Nevada Secretary of State on April 11, 2012.	Incorporated by reference as Exhibit to the Form 8-K filed on April 18, 2012.
3.1 (d)	Amendment to Articles of Incorporation filed with the Nevada Secretary of State on August 28, 2012.	Incorporated by reference as Exhibit to the Form 8-K filed on August 29, 2012.
3.2	Bylaws.	Incorporated by reference as Exhibits to the Form SB-2 filed on April 27, 2006.
10.01 (a)	Letter of Intent Between USA Graphite, Inc. and Nevada Minerals Holdings, Inc. Regarding the Option to Acquire the Ruby Mountains Graphite Property.	Incorporated by reference as Exhibits to the Form 8-K filed on January 15, 2013.
10.01 (b)	Employment Agreement Between USA Graphite, Inc. and Wayne Yamamoto.	Incorporated by reference as Exhibits to the Form 8-K filed on December 11, 2012.
10.01 (c)	Option Agreement Between USA Graphite, Inc. and Nevada Minerals Holdings, Inc. Regarding the Option to Acquire the Gordon Creek Graphite Property.	Incorporated by reference as Exhibits to the Form 8-K filed on December 10, 2012.
10.01(d)	Property Option Agreement Between USA Graphite, Inc. and Nevada Minerals Holdings, Inc. Regarding the Option to Acquire the Blue Wings Mountain Graphite Property.	Incorporated by reference as Exhibits to the Form 8-K filed on November 20, 2012.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
101.INS*	XBRL Instance Document.	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document.	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.

*Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

16

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

USA GRAPHITE INC.

Date: January 22, 2013	/s/ Wayne Yamamoto
By: Wayne Yamamoto
Its: Chief Executive Officer Chief Financial Officer Treasurer, Secretary and Director

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated: