Form 10-K
period 2013-02-28
USA Graphite Inc.
filed 2013-08-01
CIK 1355420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2013

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________.

Commission file number 000-52044

USA GRAPHITE INC.

(Exact name of registrant as specified in its charter)

NEVADA	26-2940624
(State or Other Jurisdiction of Incorporation of Organization)	(I.R.S. Employer Identification No.)

848 N. Rainbow Blvd., #3550, Las Vegas, Nevada 89107

 (Address of principal executive offices)

(619) 798-8083

(Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes☐  No ☑

Aggregate market value Common Stock held by non-affiliates of the Registrant on August 31, 2012 was $66,160,640 based on a $0.6656 closing price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of July 30, 2013 the registrant’s outstanding stock consisted of 129,400,000 common shares.

USA GRAPHITE INC.

TABLE OF CONTENTS

Item 1.    Business. 4

Item 1A.Risk Factors.  8

Item 1B.  Unresolved Staff Comments. 8

Item 2.    Properties. 9

Item 3.    Legal Proceedings. 9

Item 4.    Mine Safety Disclosures. 9

Item 5.    Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities  9

Item 6.    Selected Financial Data. 10

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations. 11

Item 7A.Quantitative and Qualitative Disclosures About Market Risk. 14

Item 8.    Financial Statements and Supplementary Data. 14

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure. 25

Item 9A.Controls and Procedures. 25

Item 10.  Directors, Executive Officers and Corporate Governance. 26

Item 11.  Executive Compensation. 28

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters  30

Item 13.  Certain Relationships and Related Transactions, and Director Independence. 31

Item 14.  Principal Accountant Fees and Services. 32

Item 15.  Exhibits, Financial Statement Schedules. 33

PART I

Item 1.

Business

Corporate Overview

Our company was incorporated in the State of Nevada on December 13, 2005 under the name PTM Publications Incorporated.  We were formed to engage in the magazine publishing business in Malaysia.  In January of 2010, our management decided to abandon the company’s business in search of other opportunities.

On June 17, 2010, our company filed Articles of Merger with the Nevada Secretary of State to change the name of our company to “Magnum Oil Inc.” to be effected by way of a merger with its wholly-owned subsidiary Magnum Oil Inc, which was created solely for the name change.

On April 11, 2012, our company filed Articles of Merger with the Nevada Secretary of State to change the name of our company to “USA Graphite Inc.”, to be effected by way of a merger with its wholly-owned subsidiary USA Graphite Inc., which was created solely for the name change.  We changed our name to reflect our anticipated change in business focus.  We are now involved in mineral exploration.

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

Effective May 29, 2012, the company’s ticker symbol changed from “MGNI” to “USGT” to better reflect out name change to USA Graphite, Inc. that was completed in April of 2012.

On August 28, 2012, our company filed a Certificate of Amendment with the Nevada Secretary of State amending the authorized common shares to increase from 175,000,000 shares to 800,000,000, par value $0.001 per share. Additionally, the preferred shares increased from 0 to 10,000,000, par value $0.001 per share.

Our Business

On November 19, 2012, we entered into a Property Option Agreement (the "Option Agreement") with Nevada Minerals Holdings, Inc. (“NV Minerals”). Pursuant to the terms and conditions of the Option Agreement, NV Minerals shall grant us with the right and option (the “Option”) to acquire one hundred percent (100%) of the mining interests in that certain Property known as the Blue Wing Mountains Graphite Project (the “Property”) which is comprised of a total of one-thousand nine-hundred and eighty-five acres (1985 acres) and is located in Pershing County of the State of Nevada. In order to exercise the Option, we shall be required to: (i) pay an initial cash payment of fifty thousand dollars ($50,000) to NV Minerals; (ii) issue an aggregate of five million (5,000,000) restricted shares of our common stock to NV Minerals; (iii) pay an additional aggregate payment of four hundred fifty thousand dollars ($450,000) over a three (3) year period; and (iv) pay a production royalty (the “Royalty”) to NV Minerals equal to two percent (2%) of the net smelter returns, per the terms and conditions of the Option Agreement.

We will also provide funds for the conduct of a program of work to be undertaken by NV Minerals for the benefit of the Property of not less than $1,000,000 over four years. The Option Agreement also provides that we shall have a one-time right to purchase fifty percent (50%) of the Royalty in the Property for five hundred thousand dollars ($500,000). Pursuant to the Option Agreement, NV Minerals has agreed to enter into an eighteen month voluntary lock up agreement for all of the shares it will receive upon execution of the Option Agreement.

The above description of the Option Agreement is intended as a summary only and which is qualified in its entirety by the terms and conditions set forth therein, and may not contain all information that is of interest to the reader. For further information regarding the terms and conditions of the Option Agreement, this reference is made to such agreement, which is filed as Exhibit 10.1 to our Form 8-K/A which was filed with Commission on December 7, 2012 and is incorporated herein by this reference.

On December 7, 2012, we entered into an Option Agreement (the "Agreement") with NV Minerals. Pursuant to the terms and conditions of the Agreement, NV Minerals shall grant us with the right and option (the “Option”) to acquire one hundred percent (100%) of the mining interests in that certain Property known as the Gordon Creek Graphite Property (the “Property”) which is comprised of a total of two hundred and six acres (206 acres) and is located in Elko County of the State of Nevada. In exchange, we are required to: (i) pay an aggregate payment of two hundred thousand dollars ($200,000) over a four (4) year period to NV Minerals; (ii) issue an aggregate of two million (2,000,000) restricted shares of our common stock to NV Minerals; and (iii) pay a production royalty (the “Royalty”) to NV Minerals equal to two percent (2%) of the net smelter returns, per the terms and conditions of the Agreement.

We will also provide funds for the conduct of a program of work to be undertaken by NV Minerals for the benefit of the Property of not less than $500,000 over four years. The Option Agreement also provides that we shall have a one-time right to purchase fifty percent (50%) of the Royalty in the Property for five hundred thousand dollars ($500,000). Pursuant to the Option Agreement, NV Minerals has agreed to enter into an eighteen month voluntary lock up agreement for all of the shares it will receive upon execution of the Option Agreement.

We will also provide funds for the conduct of a program of work to be undertaken by NV Minerals for the benefit of the Property of not less than $500,000 over four years. The Option Agreement also provides that we shall have a one-time right to purchase fifty percent (50%) of the Royalty in the Property for five hundred thousand dollars ($500,000). Pursuant to the Option Agreement, NV Minerals has agreed to enter into an eighteen month voluntary lock up agreement for all of the shares it will receive upon execution of the Option Agreement.

The above description of the Agreement is intended as a summary only and which is qualified in its entirety by the terms and conditions set forth therein, and may not contain all information that is of interest to the reader. For further information regarding the terms and conditions of the Option Agreement, this reference is made to such agreement, which is filed as Exhibit 10.1 to our Form 8-K which was filed with the Commission on December 7, 2012 and is incorporated herein by this reference

On January 14, 2013, we entered into a Letter of Intent (the "LOI") with NV Minerals. Pursuant to the terms and conditions of the LOI, NV Minerals shall grant us with the right and option (the “Option”) to acquire one hundred percent (100%) of the mining interests in that certain Property known as the Ruby Mountains Graphite Property (the “Property”) which is comprised of a total of approximately Seven Hundred and Eighty Five acres (785 acres) and is located in Elko County of the State of Nevada. In exchange, we are required to: (i) pay an initial cash payment of twenty five thousand dollars ($25,000) to NV Minerals; (ii) issue an aggregate of four million six hundred and fifteen thousand (4,615,000) restricted shares of our common stock to NV Minerals; (iii) pay an additional aggregate payment of one hundred seventy five thousand dollars ($175,000) over a three (3) year period; and (iv) pay a production royalty (the “Royalty”) to NV Minerals equal to two percent (2%) of the net smelter returns, per the terms and conditions of the LOI.

The above description of the LOI is intended as a summary only and which is qualified in its entirety by the terms and conditions set forth therein, and may not contain all information that is of interest to the reader. For further information regarding the terms and conditions of the LOI, this reference is made to such agreement, which is filed as Exhibit 10.1 to our Form 8-K filed with the Commission on January 15, 2013 and is incorporated herein by this reference.

Competition

We are a new and un-established mineral resource exploration company. We compete with other mineral resource exploration companies for financing and for the acquisition of new mineral properties. Many of the mineral resource exploration companies with whom we compete have greater financial and technical resources than those available to us. Accordingly, these competitors may be able to spend greater amounts on acquisitions of mineral properties of merit, on exploration of their mineral properties and on development of their mineral properties. In addition, they may be able to afford more geological expertise in the targeting and exploration of mineral properties. This competition could result in competitors having mineral properties of greater quality and interest to prospective investors who may finance additional exploration and development. This competition could adversely impact our ability to achieve the financing necessary for us to conduct further exploration of our mineral properties.

We also compete with other junior mineral exploration companies for financing from a limited number of investors that are prepared to make investments in junior mineral exploration companies. The presence of competing junior mineral exploration companies may impact on our ability to raise additional capital in order to fund our exploration programs if investors are of the view that investments in competitors are more attractive based on the merit of the mineral properties under investigation and the price of the investment offered to investors.

We also compete with other junior and senior mineral companies for available resources, including, but not limited to, professional geologists, camp staff, helicopter or float planes, mineral exploration supplies and drill rigs.

Compliance with Government Regulations

We are required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in any area where we will carry out future exploration programs.

Patents, Trademarks, Franchises, Royalty Agreements or Labor Contracts

We have no current plans for any registrations such as patents, trademarks, copyrights, franchises, concessions, royalty agreements or labor contracts. We will assess the need for any copyright, trademark or patent applications on an ongoing basis.

Research and Development

We have not spent any amounts on research and development activities during the year ended February 28, 2013.  We anticipate that we will not incur any expenses on research and development over the next 12 months.  Our planned expenditures on our operations or a business combination are summarized under the section of this annual report entitled “Management’s Discussion and Analysis of Financial Position and Results of Operations”.

Employees and Employment Agreements

At present, we have no employees other than our sole officer director. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt such plans in the future.  There are presently no personal benefits available to any officers, directors or employees.

WHERE YOU CAN GET ADDITIONAL INFORMATION

We file annual, quarterly and current reports, proxy statements and other information with the SEC.  You may read and copy our reports or other filings made with the SEC at the SEC’s Public Reference Room, located at 100 F Street, N.W., Washington, DC 20549.  You can obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  You can also access these reports and other filings electronically on the SEC’s web site, www.sec.gov.

Item 1A.

Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 1B.

Unresolved Staff Comments

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2.

Properties

We do not currently own any property or real estate of any kind.  Our business offices are located at 848 N. Rainbow Blvd. #3550, Las Vegas, Nevada 89107. Our telephone number at that facility is (603) 525-3380. It is our belief that the space is adequate for our immediate needs. Additional space may be required as we expand our operations.

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

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTC Bulletin Board
Quarter Ended	High	Low
February 28, 2013	$0.9650	$0.070
November 30, 2012	$0.6656	$0.40
August 31, 2012	$0.6656	$0.6656
May 31, 2012	$1.08	$0.60
February 28, 2012	Nil (1)	Nil (1)
November 30, 2011	Nil (1)	Nil (1)
August 31, 2011	Nil (1)	Nil (1)
May 31, 2011	Nil (1)	Nil (1)

Our common stock was listed for quotation on May 15, 2007.  Our company was trading until January 31, 2003 and then no further trading occurred until August 6, 2010.

Number of Holders

As of July 30, 2013, the 129,400,000 issued and outstanding shares of common stock were held by a total of 8 shareholders of record.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Other than as disclosed below, we did not sell any equity securities which were not registered under the Securities Act during the year ended February 28, 2013 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended February 28, 2013.

Equity Compensation Plan Information

We do not have in effect any compensation plans under which our equity securities are authorized for issuance and we do not have any outstanding stock options.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the fourth quarter of our fiscal year ended February 28, 2013.

Item 6.

Selected Financial Data

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

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

Our auditors’ reports contain a statement that our net loss and limited working capital raise substantial doubt about our ability to continue as a going concern.  Our independent registered public accountants have stated in their report, included in Item 3 to our financial statements that our significant operating losses and working capital deficit raise substantial doubt about our ability to continue as a going concern.  We had net losses of $15,056,902 and $54,722, from continuing operation respectively, for the fiscal years ended February 28, 2013 and February 29, 2012.  We will be required to raise substantial capital to fund our capital expenditures, working capital, and other cash requirements since our current cash assets are exhausted and revenues are not yet sufficient to sustain our operations.  We will need to seek other financing to complete our business plans.  The successful outcome of future financing activities cannot be determined at this time and there are no assurances that, if achieved, we will have sufficient funds to execute our intended business plan or generate positive operational results.

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

Results of Operations

For the Years Ended February 28, 2013 and February 29, 2012

		Year Ended
		February 28, 2013		February 29, 2012
Revenue	$	Nil	$	Nil
Operating expenses		$15,055,018		$52,833
Interest expense (income)		$1,884		$1,889
Foreign currency transaction loss (gain)	$	Nil	$	Nil
Net Loss		$(15,056,902)		$(54,722)

Expenses

Our operating expenses for our years ended February 28, 2013 and February 29, 2012 are outlined in the table below:

	Year Ended
	February 28, 2013	February 29, 2012
Office and General	$15,019,347	$22,031
Professional fees	$35,671	$30,802

Liquidity and Financial Condition

Working Capital
	At	At
	February 28,	February 29,
	2013	2012
Current Assets	$-	$8,847
Current Liabilities	$196,674	$148,619
Working Capital (Deficit)	$(196,674)	$(139,772)

Cash Flows
		Year Ended		Year Ended
		February 28,		February 29,
		2013		2012
Net Cash Provided by (Used In) Operating Activities		$(42,730)		$(62,223)
Net Cash Provided by (Used In) Investing Activities	$	Nil	$	Nil
Net Cash Provided by (Used In) Financing Activities		$39,795		$62,339
Increase (Decrease) in Cash During the Period		$(2,935)		$116

We did not generate any revenues for the fiscal year ended February 28, 2013 or February 29, 2012.  We incurred operating expenses of $15,055,018 and $52,833, respectively, for fiscal years ended February 28, 2013 and February 29, 2012.  The expenses for the fiscal year ended February 28, 2013 consisted of professional fees in the amount of $35,671 (2012 - $22,031; cumulative - $108,887 and office and general fees of $15,019,347 (2012 - $22,031; cumulative - $15,188,456).

Our comprehensive net income for the fiscal year ended February 28, 2013, adjusted for foreign currency translation adjustment, was $15,056,902 or $(0.09) per share, compared to $54,722, or $0.00 per share for the fiscal year ended February 29, 2012.  We do not currently have sufficient capital to fund our estimated expenditures for the fiscal year and intend to fund the expenditures through equity and/or debt financing.  There can be no assurance that financing will be available to us on acceptable terms, if at all.

Liquidity and Capital Resources

At February 28, 2013, we had $nil in cash in the bank and prepaid expenses of $nil.

Our accounts payable and accrued liabilities at February 28, 2013 was $24,141, we had a note payable in the amount of $42,692 at February 28, 2013 and loans from related party of $129,841 at February 28, 2013.

Our stockholders' deficit was $3,583,326 at February 28, 2013, as compared to $139,772 at February 29, 2012.

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

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 8.

Financial Statements and Supplementary Data

USA GRAPHITE INC.
(Formerly MAGNUM OIL, INC.)
(A Development Stage Company)
CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2013

Audited

REPORT OF INDEPENDENT ACCOUNTING FIRM
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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

USA Graphite, Inc.

(Formerly Magnum Oil, Inc.)

We have audited the accompanying consolidated balance sheets of USA Graphite, Inc. (formerly Magnum Oil, Inc.) and subsidiary (the “Company”) as of February 28, 2013 and 2012 and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for the years then ended and for the period from December 13, 2005 (inception) through February 28, 2013. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of USA Graphite, Inc. (formerly Magnum Oil, Inc.)  and subsidiary as of February 28, 2013 and 2012, and the result of its operations and its cash flows for the years then ended and for the period from December 13, 2005 (inception) through February 28, 2013 in conformity with U.S. generally accepted accounting principles.

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

/s/PLS CPA
PLS CPA, A Professional Corp.

July 31, 2013

San Diego, CA. 92111

USA GRAPHITE INC.
(Formerly MAGNUM OIL, INC.)
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
Audited

	February 28, 2013	February 29, 2012

ASSETS

CURRENT ASSETS
Cash	$-	$2,935
Prepaid expenses	-	5,912
TOTAL CURRENT ASSETS	-	8,847

Mining Option Rights	3,780,000	-

TOTAL ASSETS	$3,780,000	$8,847
LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$24,141	$15,880
Note payable	42,692	40,808
Loans from related party	129,841	91,931
TOTAL CURRENT LIABILITIES	$196,674	$148,619

STOCKHOLDERS' DEFICIT
Capital stock
Authorized
10,000,000 preferred shares, par value $0.001 par value
800,000,000 shares of common stock, $0.001 par value
129,400,000 shares of common stock (169,400,000 on Feb 29, 2012)	$129,400	$169,400
Additional Paid in Capital	18,715,600	(104,400)
Deficit accumulated during the development stage	(15,261,674)	(204,772)
TOTAL STOCKHOLDERS' DEFICIT	$3,583,326	$(139,772)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,780,000	$8,847

The accompanying notes are an integral part of these financial statements

USA GRAPHITE INC.
(Formerly MAGNUM OIL, INC.)
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
Audited

			Inception date
	Year	Year	(December 13, 2005)
	ended	ended	to
	February 28, 2013	February 29, 2012	February 28, 2013
EXPENSES

Office and general	$15,019,347	$22,031	$15,079,569
Professional Fees	35,671	30,802	108,887
Total Expenses	$15,055,018	$52,833	$15,188,456

Operating Loss	(15,055,018)	(52,833)	(15,188,456)

Other losses
Interest expense	(1,884)	(1,889)	(5,008)
Foreign Currency transaction loss	-		(120)
Net loss	(1,884)	(1,889)	(5,128)
Net Loss from continued operations	(15,056,902)	(54,722)	(15,193,584)

Discontinued Business	-	-	(151,510)
Forgiveness of Debt	-	-	83,420
Total other Expenditure	-	-	(68,090)

NET LOSS	$(15,056,902)	$(54,722)	$(15,261,674)

BASIC AND DILUTED LOSS PER COMMON SHARE
	$(0.09)	$-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

	161,671,233	169,400,000

The accompanying notes are an integral part of these financial statements

USA GRAPHITE INC.
(Formerly MAGNUM OIL, INC.)
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
From inception (December 13, 2005) to February 28, 2013
Audited
				Deficit
	Common Stock			accumulated	Accumulated
			Additional	during the	Other
	Number of		Paid-in	development	Comprehensive
	shares	Amount	Capital	stage	Income(loss)	Total

Common stock issued for cash at $0.000065
per share on December 14, 2005	77,000,000	$77,000	$(72,000)	$-	$-	$5,000

Net loss, February 28, 2006				(983)		(983)

Foreign currency translation adjustments					34	34
Balance, February 28, 2006	77,000,000	$77,000	$(72,000)	$(983)	$34	$4,051
Stock issued for cash during the quarter
August 31, 2006 @$0.00065 per share	92,400,000	92,400	(32,400)			60,000

Net loss, February 28, 2007				-		-

Foreign currency translation adjustments					2,683	2,683
Balance, February 28, 2007	169,400,000	$169,400	$(104,400)	$(983)	$2,717	$66,734

Net loss, February 28, 2008				(52,058)		(52,058)

Foreign currency translation adjustments					350	350
Balance, February 28, 2008	169,400,000	$169,400	$(104,400)	$(53,041)	$3,067	$15,026

Net loss, February 28, 2009				(75,309)		(75,309)

Foreign currency translation adjustments					5,988	5,988
Balance, February 28, 2009	169,400,000	$169,400	$(104,400)	$(128,350)	$9,055	$(54,295)

Net loss, February 28, 2010				(45,238)		(45,238)

Foreign currency translation adjustments					(6,360)	(6,360)
Balance, February 28, 2010	169,400,000	$169,400	$(104,400)	$(173,588)	$2,695	$(105,893)

Net loss, February 28, 2011				23,538		23,538

Foreign currency translation adjustments					(2,695)	(2,695)
Balance, February 28, 2011	169,400,000	$169,400	$(104,400)	$(150,050)	$-	$(85,050)

Net loss, February 29, 2012				(54,722)		(54,722)

Balance, February 29, 2012	169,400,000	$169,400	$(104,400)	$(204,772)	$-	$(139,772)

Common stock retired December, 2012	(77,000,000)	(77,000)	77,000			-
Common stock issued December, 2012	37,000,000	37,000	18,743,000			18,780,000

Net Loss, February 28, 2013				(15,056,902)		(15,056,902)

Balance, February 28, 2013	129,400,000	$129,400	$18,715,600	$(15,261,674)	$-	$3,583,326

The accompanying notes are an integral part of these financial statements

USA GRAPHITE INC.
(Formerly MAGNUM OIL, INC.)
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
Audited
	Year	Year	December 13, 2005
	ended	ended	(date of inception) to
	February 28, 2013	February 29, 2012	February 28, 2013

OPERATING ACTIVITIES
Net loss	$(15,056,902)	$(54,722)	$(15,261,674)
Adjustment to reconcile net loss to net cash
used in operating activities:
Forgiveness of debt			(83,420)
Depreciation	-	-	2,825
Stock issuance for compensation	15,000,000	-	(15,000,000)
Loss on Disposition of Assets	-	-	4,607
Changes in operating assets and liabilities:
Increase in Prepaid Expenses	5,912	(2,498)	-
Foreign Transaction loss	-	-	696
Increase (decrease) in accrued expenses	8,261	(5,003)	107,563

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
	$(42,730)	$(62,223)	$(229,403)

INVESTING ACTIVITIES
Purchase of fixed assets	-	-	(11,468)
Disposition of fixed assets	-	-	3,337
NET CASH PROVIDED BY INVESTING ACTIVITIES
	$-	$-	$(8,131)
FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-	2,200
Additional paid-in capital	-	-	62,800
Note Payable	1,884	1,889	42,692
Loan from related parties	37,911	60,450	129,842
NET CASH PROVIDED BY FINANCING ACTIVITIES
	$39,795	$62,339	$237,534

NET INCREASE (DECREASE) IN CASH	$(2,935)	$116	$-

CASH, BEGINNING OF PERIOD	$2,935	$2,819	$-

CASH, END OF PERIOD	$-	$2,935	$-

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-
Stock issued for option right	$3,780,000	$-	$3,780,000

The accompanying notes are an integral part of these financial statements

USA GRAPHITE INC.
(A Development Stage Enterprise)
NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2013

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

Mineral Property Costs

The Company has been in the exploration stage since its acquisition of mining option on November 19, 2012 and has not yet realized any revenues from its planned operations.  All exploration expenditures are expensed as incurred.  Costs of acquisition and option costs of mineral rights are capitalized upon acquisition.   Mine development  costs incurred to develop new ore deposits,  to expand the capacity of  mines,  or to  develop  mine  areas  substantially  in  advance  of  current production are also capitalized once proven and probable  reserves exist and the property is a commercially mineable property. Costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations.

If the Company does not continue with exploration after the completion of the feasibility study, the mineral rights will be expensed at that time.  Costs of abandoned projects are charged to mining costs including related property and equipment costs. To determine if these costs are in excess of their  recoverable amount  periodic  evaluation  of  carrying  value of capitalized  costs and any related  property and equipment  costs are based upon expected future cash flows and/or  estimated salvage  value  in  accordance  with  Accounting   Standards Codification (ASC) 360-10-35-15, Impairment or Disposal of Long-Lived Assets.

Recent Accounting Pronouncements
The company has evaluated all the recent accounting pronouncements and believes that none of them will have a material effect on the company’s financial statement.

NOTE 3 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has a working capital deficit of $196,674, an accumulated deficit of $15,261,674 and net loss from operations since inception of $15,261,674. The Company does not have a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.  The Company is funding its initial operations by way of issuing Founder’s shares.

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

NOTE 5 - MINING OPTION AGREEMENT

On November 19, 2012, the Company entered into a Property Option Agreement with Nevada Minerals Holding, Inc. Pursuant to the terms and conditions of the Option Agreement, NV Minerals shall grant the Company with the right and option to acquire 100% of the mining interests in that certain Property known as the Blue Wing Mountains Graphite Project which is comprised of a total 1,985 acres and is located in Pershing County of the State of Nevada. In order to exercise the Option, the Company shall be required to: (i) pay an initial cash payment of $50,000 to NV Minerals within four months after the beginning of the Option Period; (ii) issue an aggregate 5,000,000 restricted shares of the Company’s common stock to NV Minerals; (iii) pay an additional aggregate payment of $450,000 over a three (3) year period; and (iv) pay a Royalty to NV Minerals equal to 2% of the net smelter returns, per the terms and conditions of the Option Agreement. The Company will also provide funds for the conduct of a program of work to be undertaken by NV Minerals for the benefit of the Property of not less than $1,000,000 over four years. The Option Agreement also provides that the Company shall have a one-time right to purchase 50% of the Royalty in the Property for $500,000. Pursuant to the Option Agreement, NV Minerals has agreed to enter into an 18 month voluntary lock up agreement for all of the shares it will receive upon execution of the Option Agreement. The Company issued 5,000,000 shares on December 10, 2012 at $0.50 per shares. According the Option Agreement, the Company needs to pay $50,000 within four months after the commencement of the Option. But the Company has not paid it.

On December 7, 2012, the Company entered into an Option Agreement with Nevada Minerals Holdings, Inc. Pursuant to the terms and conditions of the Agreement, NV Minerals shall grant the Company with the right and option to acquire 100% of the mining interests in that certain Property known as the Gordon Creek Graphite Property which is comprised of a total of 206 acres and is located in Elko County of the State of Nevada. In exchange, the Company is required to: (i) pay an initial cash payment of $25,000 to NV Minerals ninety days after the commencement of the Option Period; (ii) issue an aggregate 2,000,000 restricted shares of the Company’s common stock to NV Minerals at $0.64 per share; (iii) pay an additional aggregate payment of $175,000 over a three (3) year period; and (iv) pay a Royalty to NV Minerals equal to 2% of the net smelter returns, per the terms and conditions of the Option Agreement. The Company will also provide funds for the conduct of a program of work to be undertaken by NV Minerals for the benefit of the Property of not less than $500,000 over four years. The Option Agreement also provides that the Company shall have a one-time right to purchase 50% of the Royalty in the Property for $500,000. Pursuant to the Option Agreement, NV Minerals has agreed to enter into an 18 month voluntary lock up agreement for all of the shares it will receive upon execution of the Option Agreement. The Company issued 2,000,000 shares on December 10, 2012 at $0.64 per shares. According the Option Agreement, the Company needs to pay $25,000 ninety days after the commencement of the Option Period. But the Company has not paid it.

On January 14, 2013, the Company entered into a Letter of Intent (the “LOI”) with Nevada Minerals Holdings, Inc. (“NV Minerals”). Pursuant to the terms and conditions of the LOI, NV Minerals shall grant the Company with the right and option (the “Option”) to acquire one hundred percent (100%) of the mining interests in that certain Property known as the Ruby Mountains Graphite Property (the “Property”) which is comprised of a total of approximately Seven Hundred and Eighty Five acres (785 acres) and is located in Elko County of the State of Nevada. In exchange, the Company is required to: (i) pay an initial cash payment of twenty five thousand dollars ($25,000) to NV Minerals; (ii) issue an aggregate of four million six hundred and fifteen thousand (4,615,000) restricted shares of the Company’s common stock to NV Minerals; (iii) pay an additional aggregate payment of one hundred seventy five thousand dollars ($175,000) over a three (3) year period; and (iv) pay a production royalty (the “Royalty”) to NV Minerals equal to two percent (2%) of the net smelter returns, per the terms and conditions of the LOI. As of the Balance Sheet date the shares had not been issued.

NOTE 6 - WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common.

NOTE 7 - NOTE PAYABLE

As of February 28, 2013, there is a Note Payable of $42,692 ($40,808 as of February 29, 2012) at 5% interest, which was repayable on June 7, 2011. As of February 28, 2013, it had not been paid and is overdue. The Company continued to accrue interest payable at 5% interest.

NOTE 8 - DIRECTOR’S FEES

Fees of $500 per month have been recorded for the remuneration of the previous director, and $2,000 per month for the current director since November 1, 2012. Total director’s fee is $12,000 in 2012 ($6,000 in 2011)

NOTE 9 - RELATED PARTY TRANSACTIONS

As of February 28, 2013, there is a total of $109,543 that has been forwarded by previous officers of the Company and $10,298 by a current officer of the Company; no specific repayment terms have been established.

On December 10, 2012, the Company entered into an Employment Agreement with Wayne Yamamoto. Pursuant to the Agreement, Mr. Yamamoto agreed to serve as Chief Executive Officer of the Company. In exchange, the Company has agreed to: (i) pay Mr. Yamamoto $2,000 per month; and (ii) issue 30,000,000 shares of the Company’s common stock to Mr. Yamamoto. This Agreement is at-will and can be terminated at any time by either the Company or Mr. Yamamoto. On December 5, 2012 the company issued the 30,000,000 common shares for compensation at $0.50 per share.

Wayne Yamamoto, the Company’s sole director and officer, is sole director and officer of Nevada Minerals Holdings, Inc. He has 100% ownership of Nevada Minerals Holdings, Inc.  The Company entered Mining Option Agreements with Nevada Minerals Holdings, Inc. on November 19, and December 7, 2012. Also, on January 14, 2013, the Company entered into a Letter of Intent (the “LOI”) with Nevada Minerals Holdings, Inc. (See Note 5. Mining Option Agreement)

NOTE 10 - INCOME TAXES

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

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as of are as follows:
February 28, 2013
Net operating loss carryforwards $ 5,261,674
Gross deferred tax assets $ 5,341,586
Valuation allowance $ (5,341,586)
Net deferred tax assets $ 0

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 11 - NET OPERATING LOSSES

As of February 28, 2013, the Company has a net operating loss carryforwards of approximately $15,261,674. Net operating loss carryforward expires twenty years from the date the loss was incurred.

NOTE 12 - STOCK TRANSACTIONS

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

On December 14, 2005, the company issued a total of 22,000,000 shares of $0.000455 par value common stock as founder’s shares to Jasmin Bin Omar Jayaseelan, Jefferi Bin Omar Jayaseelan and Cheryl Lim Phaik Suan, all of whom are officers and directors of the company. Mr. Jasmin Jayaseelan and Mr. Jefferi Jayaseelan received 8,800,000 shares each, and Ms. Lim received 4,400,000 shares. The shares were issued in exchange for cash in the aggregate amount of $5,000.

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

On December 7, 2012, 30,000,000 shares were issued to the president at $0.50 per share, Mr. Wayne Yamamoto in exchange for services, and 7,000,000 shares to Nevada Mineral Holdings, of which 5,000,000 were at a value of $0.50 per share and 2,000,000 were at a value of $0.64 per share.

On December 14, 2012 77,000,000 restricted shares held by the previous president, Patrick DeBlois, were retired and returned to Treasury.

As of February 28, 2013, the Company had 129,400,000 shares of common stock issued and outstanding.

NOTE 13 - STOCKHOLDERS’ EQUITY

The stockholders’ equity section of the Company contains the following classes of capital stock as at February 28, 2013:

Common stock, $ 0.001 par value: 800,000,000 shares authorized; 129,400,000 shares issued and outstanding.

Preferred stock, $0.001 par value: 10,000,000 shares authorized and no shares are issued and outstanding.

NOTE 14 - SUBSEQUENT EVENTS

In accordance with ASC 855, Subsequent Events, the Company has evaluated subsequent events through the date of issuance of the consolidated financial statements.  During this period, the Company did not have any material recognizable subsequent events.

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

Item 9A.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures.  The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States.  Our management, including our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting as of February 28, 2013.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  Our management, including our chief executive officer and chief financial officer, has concluded that, as of February 28, 2013, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles.  Our management reviewed the results of their assessment with our board of directors.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended February 28, 2013 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.

Other Information.

None.

PART III

Item 10.

Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified.  The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office.  Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with our Company	Age	Date First Elected or Appointed
Wayne Yamamoto	President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and Director	56	November 8, 2012

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

Background of Directors and Executive Officers

Wayne Y. Yamamoto brings over 30 years of successful leadership and innovation in the area of information technology, software development and corporate financing. Mr. Yamamoto was the President of Call/Recall which is the first company to develop and patent terabyte optical storage technology. As the CTO of W&W, Mr. Yamamoto led a team to create the first interactive television system for the cable industry. At Quark, Mr. Yamamoto was a member of a 5 man executive management team that led Quark to worldwide expansion, while maintaining industry high profit margins. Mr. Yamamoto has also held executive positions or served as a board member of several startups including ResTech, Sierra Medical, Photonic Storage Systems, Clareos, Arbor Software, and Solutions Technology.

Since 1998, Mr. Yamamoto has been focused on investment banking and structuring financial transactions as the Managing Director of a private investment fund, a director for First Wall Street Capital and as an independent consultant with experience in international commodities trading (petroleum products and Iron Ore), technology, gaming, hospitality, entertainment and large commercial real estate development. Mr. Yamamoto has complete deal making experience including:

Term of Office of Directors

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our stockholders or until removed from office in accordance with our bylaws.  Our officers are appointed by our Board of Directors and hold office until the officer dies or resigns or the Board elects a successor or removes the officer.

Identification of Significant Employees

We have no significant employees, other than Wayne Yamamoto, our sole officer and director.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the year ended February 28, 2013, Forms 5 and any amendments thereto furnished to us with respect to the year ended February 28, 2013, and the representations made by the reporting persons to us, we believe that during the year ended February 28, 2013, our executive officers and directors and all persons who own more than ten percent of a registered class of our equity securities have not yet complied with all Section 16(a) filing requirements. However, Company Officers and Directors are working to become compliant with Section 16(a) and the Company expects to become fully compliant by the completion of the next fiscal year end.

Item 11.

Executive Compensation

The particulars of the compensation paid to the following persons:

  our principal executive officer;
  each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended February 28, 2013 and February 29, 2012; and
  up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended February 28, 2013 and February 29, 2012, who we will collectively refer to as the named executive officers of our company,are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
Wayne Yamamoto(1) President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director	2013 2012	8,000 Nil	Nil Nil	15,000,000	Nil Nil	Nil Nil	Nil Nil	Nil Nil	15,008,000 Nil
Patrick DeBlois (2) Former President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director	2013 2012	4,000 6,000	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	4,000 6,000
Eden Clark (3) Former Secretary	2013 2012	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

(1)   Wayne Yamamoto is our sole officer and director as of November 8, 2012.

(2)   Patrick DeBlois was our president, chief executive officer, chief financial officer, treasurer and director from October 27, 2010 to November 8, 2012.

(3)   Eden Clark was our secretary from December 15, 2010 to November 8, 2012.

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

Stock Options/SAR Grants

During our fiscal year ended February 28, 2013 there were no options granted to our named officers or directors.

Outstanding Equity Awards at Fiscal Year End

No equity awards were outstanding as of the year ended February 28, 2013.

Option Exercises

During our fiscal year ended February 28, 2013 there were no options exercised by our named officers.

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

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Management

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of May 22, 2013, by: (i) each of our directors; (ii) each of our named executive officers; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock.  Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1) (#)	Percent of Class (2) (%)

Wayne Yamamoto (3) 848 N. Rainbow Blvd., #3550 Las Vegas, Nevada 89107	30,000,000	23.2
All Officers and Directors as a Group (1 Person)	30,000,000	23.2
Dos Lagos Limited Dammstrasse 25 8708 Mannedorf	6,930,000	5.36
Nevada Minerals Holdings, Inc. 2368 Second Ave 3 Fl San Diego, CA 92101	7,000,000	5.41

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

(2)      Based on 129,400,000 issued and outstanding shares of common stock as of July 30, 2013.

(3)      Wayne Yamamoto is our sole officer and director.

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

Item 13.

Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended February 28, 2013, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

Director Independence

We currently act with one director, consisting of Wayne Yamamoto.  We have determined that our directors are not “independent directors” as defined in NASDAQ Marketplace Rule 4200(a)(15).

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

Item 14.

Principal Accountant Fees and Services

		Year Ended February 28, 2013		Year Ended February 29, 2012
Audit fees		$11,000		$11,000
Audit-related fees	$	Nil	$	Nil
Tax fees	$	Nil	$	Nil
All other fees	$	Nil	$	Nil
Total		$11,000		$11,000

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

PART IV

Item 15.

Exhibits, Financial Statement Schedules

(a)	Financial Statements

	(1)	Financial statements for our company are listed in the index under Item 8 of this document

	(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (Incorporated by reference to our Registration Statement on Form SB-2 filed on April 27, 2006)
3.2	Bylaws (Incorporated by reference to our Registration Statement on Form SB-2 filed on April 27, 2006)
3.3	Articles of Merger dated June 17, 2010 (Incorporated by reference to our Current Report on Form 8-K filed on July 16, 2010)
3.4	Articles of Merger dated March 26, 2013 (Incorporated by reference to our Current Report on Form 8-K filed on April 18, 2013)
3.5	Certificate of Change dated April 11, 2013 (Incorporated by reference to our Current Report on Form 8-K filed on April 18, 2013)
(14)	Code of Ethics
14.1	Code of Ethics and Business Conduct
(31)	Rule 13a-14(a) / 15d-14(a) Certifications
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer.
(32)	Section 1350 Certifications
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer.
101	Interactive Data File
101**	Interactive Data File
101.INS 101.SCH 101.CAL 101.DEF 101.LAB 101.PRE

XBRL Instance Document

XBRL Taxonomy Extension Schema Document

XBRL Taxonomy Extension Calculation Linkbase Document

XBRL Taxonomy Extension Definition Linkbase Document

XBRL Taxonomy Extension Label Linkbase Document

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

USA GRAPHITE INC.

Date: July 31, 2013	/s/ Wayne Yamamoto
Wayne Yamamoto
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: July 31, 2013	/s/ Wayne Yamamoto
Wayne Yamamoto
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

