Form 10-Q
period 2013-05-31
USA Graphite Inc.
filed 2013-08-09
CIK 1355420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2013

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 7, 2013 the registrant had 129,400,000 shares of common stock outstanding.

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

3

Item 1.  Financial Statements

The unaudited interim financial statements of USA GRAPHITE INC. (the “Company”, “Magnum Oil”, “we”, “our”, “us”) follow.  All currency references in this report are in U.S. dollars unless otherwise noted.

The accompanying Financial Statements of USA GRAPHITE INC. should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended February 28, 2013.  Significant accounting policies disclosed therein have not changed except as noted below.

USA GRAPHITE INC.
(Formerly MAGNUM OIL, INC.)
(A Development Stage Company)
CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2013

Audited

CONSOLIDATED BALANCE SHEETS

CONSOLIDATED STATEMENTS OF OPERATIONS

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO FINANCIAL STATEMENTS

4

USA GRAPHITE INC.
(Formerly MAGNUM OIL INC.)
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
Unaudited

	May 31, 2013	February 28, 2011
		Audited
ASSETS
CURRENT ASSETS
Cash	$-	$-
Prepaid Expenses	16,506	-
	16,506	-
FIXED ASSETS	3,780,000	3,780,000

TOTAL ASSETS	$3,796,606	$3,780,000
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$27,986	$24,141
Note Payable	43,167	42,692
Loans from Related Party	162,571	129,841
TOTAL CURRENT LIABILITIES	$233,723	$196,674

STOCKHOLDERS' DEFICIT
Capital stock
Authorized
10,000,000 preferred shares, par value $0.001 par value 800,000,000 shares of common stock, $0.001 par value
129,400,000 shares of common stock (169,400,000 on Feb 29, 2012)	$129,400	$129,400
Additional Paid in Capital	18,715,600	18,715,600
Deficit accumulated during the development stage	(15,282,217)	(15,261,674)
TOTAL STOCKHOLDER'S EQUITY/(DEFICIT)	$3,562,783	$3,583,326
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY/(DEFICIT)	$3,796,506	$3,780,000

The accompanying notes are an integral part of these financial statements

USA GRAPHITE INC.
(Formerly MAGNUM OIL INC.)
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited

			Cumulative results
	3 months	3 months	from inception
	ended	ended	(December 13, 2005) to
	May 31, 2013	May 31, 20122	May 31, 2013
EXPENSES

Office and general	$8,224	$1,885	$15,087,793
Professional Fees	11,845	15,975	120,732
Total Expenses	$20,069	$17,860	$15,214,525

Operating Loss	(20,069)	(17,860)	(15,208,525)

Other Losses
Interest Expense	(475)	(475)	(5,483)
Foreign Currency transaction loss	-	-	(120)
Net Loss	(475)	(475)	(5,602)
Net Loss from continued operations	(20,543)	(18,335)	(15,214,127)

Discontinued Business	-	-	(151,510)
Forgiveness of Debt	-	-	83,420
Total other (Expenditure) Income	-	-	(68,090)

NET LOSS	$(20,543)	$(18,335)	$(15,282,217)

BASIC AND DILUTED LOSS PER COMMON SHARE - DISCONTINUED OPERATION
	$-	$-
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

	129,400,000	169,400,000

The accompanying notes are an integral part of these financial statements

USA GRAPHITE INC.
(Formerly MAGNUM OIL INC.)
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
From inception (December 13, 2005) to May 31, 2013
Unaudited

				Deficit
	Common Stock			accumulated	Accumulated
			Additional	during the	Other
	Number of		Paid-in	development	Comprehensive
	shares	Amount	Capital	stage	Income(loss)	Total
Common stock issued for cash at $0.000065
per share on December 14, 2005	77,000,000	$77,000	$(72,000)	$-	$-	$5,000
Net loss, February 28, 2006				(983)		(983)
Foreign currency translation adjustments					34	34
Balance, February 28, 2006	77,000,000	$77,000	$(72,000)	$(983)	$34	$4,051
Stock issued for cash during the quarter
August 31, 2006 @$0.00065 per share	92,400,000	92,400	(32,400)			60,000
Net loss, February 28, 2007				-		-
Foreign currency translation adjustments					2,683	2,683
Balance, February 28, 2007	169,400,000	$169,400	$(104,400)	$(983)	$2,717	$66,734
Net loss, February 28, 2008				(52,058)		(52,058)
Foreign currency translation adjustments					350	350
Balance, February 28, 2008	169,400,000	$169,400	$(104,400)	$(53,041)	$3,067	$15,026
Net loss, February 28, 2009				(75,309)		(75,309)
Foreign currency translation adjustments					5,988	5,988
Balance, February 28, 2009	169,400,000	$169,400	$(104,400)	$(128,350)	$9,055	$(54,295)
Net loss, February 28, 2010				(45,238)		(45,238)
Foreign currency translation adjustments					(6,360)	(6,360)
Balance, February 28, 2010	169,400,000	$169,400	$(104,400)	$(173,588)	$2,695	$(105,893)
Net loss, February 28, 2011				23,538		23,538
Foreign currency translation adjustments					(2,695)	(2,695)
Balance, February 28, 2011	169,400,000	$169,400	$(104,400)	$(150,050)	$-	$(85,050)
Net Loss, February 29, 2012				(54,722)		(54,722)
Balance, February 29, 2012	169,400,000	$169,400	$(104,400)	$(204,772)	$-	$(139,722)
Common stock retired December, 2012	(77,000,000)	(77,000)	77,000	-	-	-
Common stock issued December, 2012	37,000,000	37,000	18,743,000	-	-	18,780,000
Net loss, February 28, 2013			(15,056,902)	(15,056,902)	-
Balance, February 28, 2013	129,400,000	129,400	18,715,600	(15,261,674)	-	3,583,326
Net Loss, May 31, 2013				(20,543)	-	(20,543)
Balance	129,400,000	129,400	18,715,600	(15,282,217)	-	3,562783

The accompanying notes are an integral part of these financial statements

USA GRAPHITE INC.
(Formerly MAGNUM OIL INC.)
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
	3 months	3 months	December 13, 2005
	ended	ended	(date of inception) to
	May 31, 2013	May 31, 2012	May 31, 2013

OPERATING ACTIVITIES
Net loss	$(20,543)	$(18,335)	$(15,282,217)
Adjustment to reconcile net loss to net cash
used in operating activities
Forgiveness of debt			(83,420)
Depreciation		-	2,825
Stock issuance for compensation			15,000,000
Loss on Disposition of Assets	-	-	4,607
Increase in Prepaid Expenses	(16,506)	2,663	(16,506)
Foreign Transaction loss	-	-	696
Increase (decrease) in accrued expenses	3,845	10,852	111,408

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
	$(33,205)	$(4,820)	$(262,608)

INVESTING ACTIVITIES
Purchase of fixed assets	-	-	(11,468)
Disposition of fixed assets	-	-	3,337
NET CASH PROVIDED BY INVESTING ACTIVITIES
	$-	$-	$(8,131)
FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-	2,200
Additional paid-in capital	-	-	62,800
Note Payable	475	475	43,167
Loan from related parties	32,730	1,500	162,572
NET CASH PROVIDED BY FINANCING ACTIVITIES
	$33,205	$1,975	$270,739

NET INCREASE ( DECREASE) IN CASH	$-	$(2,845)	$-

CASH, BEGINNING OF PERIOD	$-	$2,935	$-

CASH, END OF PERIOD	$-	$90	$-

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-
The accompanying notes are an integral part of these financial statements

USA GRAPHITE INC.

(A Development Stage Enterprise)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2013

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

NOTE 3 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  Currently, the Company has a working capital deficit of $217,217, an accumulated deficit of $15,282,217 and net loss from operations since inception of $15,282,217.  The Company does not have a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern.  The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.  The Company is funding its initial operations by way of issuing Founder’s shares.

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

NOTE 7 - NOTE PAYABLE

As of May 31, 2013, there is a Note Payable of $43,167 (42,692 as of February 28, 2013) at 5% interest, which was repayable on June 7, 2011.  As of May 31, 2013, it had not been paid and is overdue. The Company continued to accrue interest payable at 5% interest.

NOTE 8 – DIRECTOR’S FEES

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

Wayne Yamamoto, the Company’s sole director and officer, is sole director and officer of Nevada Minerals Holdings, Inc. He has 100% ownership of Nevada Minerals Holdings, Inc. Company entered Mining Option Agreements with Nevada Minerals Holdings, Inc. on November 19, and December 7, 2012. Also, on January 14, 2013, the Company entered into a Letter of Intent (the “LOI”) with Nevada Minerals Holdings, Inc. (See Note 5. Mining Option Agreement).

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

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as of are as follows:
May 31, 2013
Net operating loss carryforwards $15,282,217
Gross deferred tax assets $ 5,348,776
Valuation allowance $ (5,348,776)
Net deferred tax assets $ 0

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 11 - NET OPERATING LOSSES

As of May 31, 2013, the Company has a net operating loss carryforwards of approximately $15,282,217. Net operating loss carryforward expires twenty years from the date the loss was incurred.

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

On December 14, 2005, the company issued a total of 22,000,000 shares of $0.000455 par value common stock as founder's shares to Jasmin Bin Omar Jayaseelan, Jefferi Bin Omar Jayaseelan and Cheryl Lim Phaik Suan, all of whom are officers and directors of the company. Mr. Jasmin Jayaseelan and Mr. Jefferi Jayaseelan received 8,800,000 share each, and Ms. Lim received 4,400,000 shares. The shares were issued in exchange for cash in the aggregate amount of $5,000.

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
On April 17, 2012 the company received approval from FINRA for a forward slit of 3.5:1. All share amounts have been restroactively adjusted for all periods presented.

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

As of May 31, 2013, the Company had 129,400,000 shares of common stock issued and outstanding.

NOTE 13 – STOCKHOLDERS’ EQUITY

The stockholders’ equity section of the Company contains the following classes of capital stock as at May 31, 2013:

Common stock, $0.001 par value: 800,000,000 shares authorized; 129,400,000 shares issued and outstanding.

Preferred stock, $0.001

NOTE 14 – SUBSEQUENT EVENTS

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

Results of Operations

Our financial statements and information for the three months ended May 31, 2013 have been prepared by our Management on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  We generated no revenues during the three months ended May 31, 2013 and have incurred total net losses of $15,282,217 from inception to May 31, 2013.

Three months Ended May 31, 2013 compared to the Three months Ended May 31, 2012

We incurred net losses of $20,543, or $0.00 per share, for the three-month period ended May 31, 2013, as compared to net losses of $18,335, or $0.00 per share, for the three-month period ended May 31, 2012.  The increase was mainly attributed to an increase in office and general ($8,224 – 2013 compared to $1,885 – 2012).  Our other expenses for the three-month period ended May 31, 2013 consisted of professional fees ($11,845 - 2013 compared to $15,975 – 2012).

Liquidity and Capital Resources

At May 31, 2013, we had total assets of $3,796,506 which consisted of prepaid expenses and fixed assets.

Our accounts payable at May 31, 2013 were $27,986.  In addition, we have loans from related party due in the amount of $162,571.  This loan balance is non-interest bearing, unsecured and has no fixed terms of repayment.  We also have notes payable in the amount of $43,167.

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

5

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our sole officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our sole officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2013.  Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses in our internal control over financial reporting identified in our Annual Report on Form 10-K for the year ended February 28, 2013, the sole officer concluded that our disclosure controls and procedures are ineffective.

Changes in internal controls

We have not yet implemented any of the recommended changes to internal control over financial reporting listed in our Annual Report on Form 10-K for the year ended February 28, 2013.  As such, there were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended May 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

7

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

USA GRAPHITE INC.

Date: August 9, 2013	/s/ Wayne Yamamoto
Wayne Yamamoto
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and Director

8