Form 10-Q
period 2013-08-31
USA Graphite Inc.
filed 2013-10-21
CIK 1355420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2013

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

As of October 18, 2013, there were 129,400,000 shares of the registrant’s $0.001 par value common stock issued and outstanding.

USA GRAPHITE INC.

2

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

August 31, 2013

Audited

CONSOLIDATED BALANCE SHEETS

CONSOLIDATED STATEMENTS OF OPERATIONS

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO FINANCIAL STATEMENTS

4

USA GRAPHITE INC.
(Formerly MAGNUM OIL, INC.)
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
Unaudited

	August 31, 2013	February 28, 2013
		Audited

ASSETS

CURRENT ASSETS
Prepaid expenses	$11,418	$-
TOTAL CURRENT ASSETS	11,418	-

FIXED ASSETS	3,780,000	3,780,000

TOTAL ASSETS	$3,791,418	$3,780,000
LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$46,492	$24,141
Note payable	43,642	42,692
Loans from related party	168,571	129,841
TOTAL CURRENT LIABILITIES	$258,705	$196,674

STOCKHOLDERS' DEFICIT
Capital stock
Authorized
10,000,000 preferred shares, par value $0.001 par value
800,000,000 shares of common stock, $0.001 par value
129,400,000 shares of common stock (169,400,000 on Feb 29, 2012)	$129,400	$129,400
Additional Paid in Capital	18,715,600	18,715,600
Deficit accumulated during the development stage	(15,312,287)	(15,261,674)
TOTAL STOCKHOLDERS' DEFICIT	$3,532,713	$3,583,326
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,791,418	$3,780,000

The accompanying notes are an integral part of these financial statements

USA GRAPHITE INC.
(Formerly MAGNUM OIL, INC.)
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited

					Inception date
	Three months	Three months	Six months	Six months	(December 13, 2005)
	ended	ended	ended	ended	to
	August 31, 2013	August 30, 2012	August 31, 2013	August 31, 2012	August 31, 2013
EXPENSES

Office and general	$19,377	$2,707	$27,601	$4,592	$15,107,170
Professional Fees	10,217	6,915	22,062	22,890	130,949
Total Expenses	$25,595	$9,622	$49,663	$27,482	$15,238,119

Operating Loss	(29,595)	(9,622)	(49,663)	(27,482)	(15,238,119)

Other losses
Interest expense	(475)	(475)	(950)	(950)	(5,958)
Foreign Currency transaction loss	-	-	-		(120)
Net loss	(475)	(475)	(950)	(950)	(6,077)
Net Loss from continued operations	(30,070)	(10,097)	(50,613)	(28,432)	(15,244,196)

Discontinued Business	-	-	-	-	(151,510)
Forgiveness of Debt	-	-	-	-	83,420
Total other Expenditure	-	-	-	-	(68,090)

NET LOSS	$(30,070)	$(10,097)	$(50,613)	$(28,432)	$(15,312,287)

BASIC AND DILUTED LOSS PER COMMON SHARE
	$-	$-	$-	$-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

	$129,400,000	$169,400,000	129,400,000	169,400,000

The accompanying notes are an integral part of these financial statements

USA GRAPHITE INC.
(Formerly MAGNUM OIL, INC.)
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
From inception (December 13, 2005) to August 31, 2013
Unaudited
				Deficit
	Common Stock			accumulated	Accumulated
			Additional	during the	Other
	Number of		Paid-in	development	Comprehensive
	shares	Amount	Capital	stage	Income(loss)	Total

Common stock issued for cash at $0.000065
per share on December 14, 2005	77,000,000	$77,000	$(72,000)	$-	$-	$5,000

Net loss, February 28, 2006				(983)		(983)

Foreign currency translation adjustments					34	34
Balance, February 28, 2006	77,000,000	$77,000	$(72,000)	$(983)	$34	$4,051
Stock issued for cash during the quarter
August 31, 2006 @$0.00065 per share	92,400,000	92,400	(32,400)			60,000

Net loss, February 28, 2007				-		-

Foreign currency translation adjustments					2,683	2,683
Balance, February 28, 2007	169,400,000	$169,400	$(104,400)	$(983)	$2,717	$66,734

Net loss, February 28, 2008				(52,058)		(52,058)

Foreign currency translation adjustments					350	350
Balance, February 28, 2008	169,400,000	$169,400	$(104,400)	$(53,041)	$3,067	$15,026

Net loss, February 28, 2009				(75,309)		(75,309)

Foreign currency translation adjustments					5,988	5,988
Balance, February 28, 2009	169,400,000	$169,400	$(104,400)	$(128,350)	$9,055	$(54,295)

Net loss, February 28, 2010				(45,238)		(45,238)

Foreign currency translation adjustments					(6,360)	(6,360)
Balance, February 28, 2010	169,400,000	$169,400	$(104,400)	$(173,588)	$2,695	$(105,893)

Net loss, February 28, 2011				23,538		23,538

Foreign currency translation adjustments					(2,695)	(2,695)
Balance, February 28, 2011	169,400,000	$169,400	$(104,400)	$(150,050)	$-	$(85,050)

Net loss, February 29, 2012				(54,722)		(54,722)

Balance, February 29, 2012	169,400,000	$169,400	$(104,400)	$(204,772)	$-	$(139,772)

Common stock retired December, 2012	(77,000,000)	(77,000)	77,000			-
Common stock issued December, 2012	37,000,000	37,000	18,743,000			18,780,000

Net loss, February 28, 2013				(15,056,902)		(15,056,902)

Balance, February 28, 2013	129,400,000	$129,400	$18,715,600	$(15,261,674)	$-	$3,583,326

Net Loss, August 31, 2013				(50,613)		(50,613)

Balance, August 31 2013	129,400,000	$129,400	$18,715,600	$(15,312,287)	$-	$3,532,713

The accompanying notes are an integral part of these financial statements

USA GRAPHITE INC.
(Formerly MAGNUM OIL, INC.)
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
	Six months	Six months	December 13, 2005
	ended	ended	(date of inception) to
	August 31, 2013	August 31, 2012	August 31, 2013

OPERATING ACTIVITIES
Net loss	$(50,613)	$(28,432)	$(15,312,287)
Adjustment to reconcile net loss to net cash
used in operating activities
Forgiveness of debt			(83,420)
Depreciation	-	-	2,825
Stock issuance for compensation			15,000,000
Loss on Disposition of Assets	-	-	4,607
Increase in Prepaid Expenses	(11,418)	3,912	(11,418)
Foreign Transaction loss	-	-	696
Increase (decrease) in accrued expenses	22,351	7,525	129,914

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
	$(39,680)	$(16,995)	$(269,083)

INVESTING ACTIVITIES
Purchase of fixed assets	-	-	(11,468)
Disposition of fixed assets	-	-	3,337
NET CASH PROVIDED BY INVESTING ACTIVITIES
	$-	$-	$(8,131)
FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-	2,200
Additional paid-in capital	-	-	62,800
Note Payable	950	950	43,642
Loan from related parties	38,730	13,113	168,572
NET CASH PROVIDED BY FINANCING ACTIVITIES
	$39,680	$14,063	$277,214

NET INCREASE (DECREASE) IN CASH	$-	$(2,932)	$-

CASH, BEGINNING OF PERIOD	$-	$2,935	$-

CASH, END OF PERIOD	$-	$3	$-

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

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

NOTE 3 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has a working capital deficit of $247,287, an accumulated deficit of $15,312,287 and net loss from operations since inception of $15,312,287. The Company does not have a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.  The Company is funding its initial operations by way of issuing Founder’s shares.

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

NOTE 7 - NOTE PAYABLE

As of August 31, 2013, there is a Note Payable of $43,642 ($42,692 as of February 28, 2013) at 5% interest, which was repayable on June 7, 2011. As of May 31, 2013, it had not been paid and is overdue. The Company continued to accrue interest payable at 5% interest.

NOTE 8 - DIRECTOR'S FEES

Fees of $500 per month have been recorded for the remuneration of the previous director, and $2,000 per month for the current director since November 1, 2012

NOTE 9 - RELATED PARTY TRANSACTIONS

As of August 31, 2013, there is a total of $109,543 that has been forwarded by previous officers of the Company and $59,028 by a current officer of the Company; no specific repayment terms have been established.

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

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as of are as follows:

August 31, 2013
Net operating loss carryforwards $15,312,287
Gross deferred tax assets $ 5,359,300
Valuation allowance $ (5,359,300)
Net deferred tax assets $ 0

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 11 - NET OPERATING LOSSES

As of August 31, 2013, the Company has a net operating loss carryforwards of approximately $15,312,287. Net operating loss carryforward expires twenty years from the date the loss was incurred.

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

As of August 31, 2013, the Company had 129,400,000 shares of common stock issued and outstanding.

NOTE 13 - STOCKHOLDERS’ EQUITY

The stockholders’ equity section of the Company contains the following classes of capital stock as at August 31, 2013:

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

Results of Operations

Our financial statements and information for the three months ended August 31, 2013 have been prepared by our Management on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  We generated no revenues during the three months ended August 31, 2013 and have incurred total net losses of $15,312,287 from inception to August 31, 2013.

Net Loss and Operating Expenses

Three months Ended August 31, 2013 compared to the Three months Ended August 31, 2012

We incurred net losses of $30,070 for the three-month period ended August 31, 2013, as compared to net losses of $10,097 for the three-month period ended August 31, 2012.  The increase was mainly attributed to increased office and general expenses of $19,377 compared to $2,707 for the three-month period ended August 31, 2012.  Our other expenses for the three-month period ended August 31, 2013 consisted of professional fees of $10,217, compared to $6,915 for the three-month period ended August 31, 2012.

Six months Ended August 31, 2013 compared to the Six months Ended August 31, 2012

We incurred net losses of $50,613 for the six-month period ended August 31, 2013, as compared to a net loss of $28,432, for the six-month period ended August 31, 2012.  The increase was mainly attributed to increased office and general expenses of $27,601 as compared to $4,592 for the six months ended August 31, 2012.  Our other expenses for the six-month period ended August 31, 2013 consisted of professional fees in the amount of $22,062 as compared to $22,890 for the same period ended 2012.

Liquidity and Capital Resources

At August 31, 2013, we had total assets of $3,791,418 which consisted of prepaid expenses and fixed assets. The Company had current liabilities of $258,705.  As of the date of filing this Report, the Company has no cash reserves.

Our accounts payable at August 31, 2013 were $46,492.  In addition, we have loans from related party due in the amount of $168,571.  This loan balance is non-interest bearing, unsecured and has no fixed terms of repayment.  We also have notes payable in the amount of $43,642. There are currently no options, warrants, rights or other securities conversion rights issued and/or outstanding.

We do not currently have any substantial source of revenues and expect to rely on additional financing.  We are pursuing plans to seek further capital through the sale of additional stock by way of private placement, but there is no assurance that we will be successful in raising further funds.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive activities.  For these reasons, our auditors stated in their report on our audited financial statements that there is substantial doubt about our ability to continue as a going concern without further financing.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position. The net operating losses shown would be greater than reported if the effects of inflation were reflected wither by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Future Financings

We will continue to rely on equity sales of our common shares in order to continue to fund our business operations.  Issuances of additional shares will result in dilution to existing stockholders.  There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund our operations and other activities.

Critical Accounting Policies

Our financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis.  The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements.  A complete summary of these policies is included in the notes to our financial statements.  In general, management's estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances.  Actual results could differ from those estimates made by management.

Contractual Obligations

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Recently Issued Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect.  These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Item 3.  Quantitative And Qualitative Disclosures Of Market Risk

We are a non-accelerated filer and a smaller reporting company, as defined in Rule 12b-2 of the of the Securities Exchange Act of 1934, and as such, are not required to provide the information under this item.

Item 4.  Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president and chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer), to allow for timely decisions regarding required disclosure.

As of the end of the fiscal quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president and chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended August 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors.

Our Annual Report on Form 10-K for the fiscal year ended February 29, 2013 includes a detailed discussion of our risk factors.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

None.

Item 5.  Other Information.

None.

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

USA GRAPHITE INC.

Date: October 21, 2013	/s/ Wayne Yamamoto
Wayne Yamamoto
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and Director

